Form 10-Q
period 1995-03-31
CARVER CORP
filed 1995-05-15
CIK 766177

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995.

Commission file number         0-0000

                          CARVER CORPORATION
       (Exact Name of Registrant as specified in its charter)

              WASHINGTON                      91-1043157
    (State of other jurisdiction           (I.R.S. Employer
  of incorporation or organization)      Identification Number)

        20121 - 48th Avenue West, Lynnwood, WA        98036
        (Address of principal executive offices)    (Zip Code)

                          (206) 775-1202
         (Registrant's telephone number, including area code)

      (Former name, former address and former fiscal year, if
                     changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___  No ___

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 1995, 3,678,674 shares of $.01 par value common stock of the Registrant were outstanding.

                                             Page 1 of 15 pages.
                                             Exhibit Index appears
                                             at Page 14.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                   CARVER CORPORATION
              CONSOLIDATED BALANCE SHEET
                                                ASSETS
                                        March 31,      December 31,
                                          1995            1994
                                       (Unaudited)
Current assets
  Cash and cash equivalents         $       62,000    $     249,000
  Marketable securities                      5,000            5,000
  Accounts receivable                    3,322,000        3,830,000
  Inventories                            7,850,000        8,050,000
  Current portion of note receivable        13,000           13,000
  Prepaid assets                           594,000          634,000
    Total current assets                11,846,000       12,781,000
  Property and equipment,
    less accumulated depreciation        2,473,000        2,528,000
  Other assets and deferred charges
    Note receivable, net of
      current portion                      987,000          989,000
    Other                                  361,000          330,000
  Total assets                      $   15,667,000    $  16,628,000

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities                 $    2,707,000    $   3,067,000
  Note payable                           1,562,000        1,383,000
  Accounts payable
  Accrued liabilities
    Commissions and advertising            154,000          221,000
    Payroll and related taxes              201,000          243,000
    Warranty                               103,000          103,000
    Other                                  138,000          155,000
  Current maturities of
    long-term debt                          20,000           20,000
    Total current liabilities            4,885,000        5,192,000

  Long-term settlement payable,
    net of current portion                 186,000          203,000
  Long-term debt, net of
    current portion                        691,000          696,000
  Total long-term liabilities              877,000          899,000

  Shareholders' equity
      Preferred stock, par value $.01
      per share, 2,000,000 shares
      authorized, no shares issued
  Common stock, par value $.01 per
         share, 20000,000 shares
         authorized, 3,678,674 shares
         issued and outstanding             37,000           37,000
  Additional paid-in capital            15,931,000       15,931,000
  Accumulated deficit                   (6,063,000)      (5,431,000)

  Total shareholders' equity             9,905,000       10,537,000

  Total liabilities and
    shareholders' equity            $    15,667,000   $  16,628,000
          (See Notes to Consolidated Financial Statements)

                      CARVER CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)
                                          Three Months Ended
                                               March 31,
                                         1995           1994
Net sales                           $     5,230,000   $  5,516,000

Cost of sales                             4,047,000      4,360,000

  Gross Profit                            1,183,000      1,156,000

Operating expense
  Selling                                   990,000        962,000
  General & Administrative                  482,000        394,000
  Engineering, research & development       253,000        262,000

                                          1,725,000      1,618,000

Loss from operations                       (542,000)      (462,000)

Other income (expense)
  Interest expense                         (96,000)        (87,000)
  Interest income                           21,000          22,000
  Other                                    (15,000)        (17,000)

Net loss                            $     (632,000)   $   (544,000)

Loss per share                      $        (0.17)   $      (0.15)

                            CARVER CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                                           Three Months Ended
                                                March 31,
                                          1995            1994
OPERATING ACTIVITIES
Net loss                            $     (632,000)   $   (544,000)
Adjustments to reconcile net loss
  to cash flows from operating activities:
  Depreciation and amortization             86,000          76,000
  Changes in:
    Accounts receivable                    508,000         212,000
    Inventories                            200,000         883,000
    Prepaid expenses                        40,000        (165,000)
    Accounts payable and
      accrued liabilities                   36,000         161,000
    Other assets and deferred charges      (39,000)        (79,000)

Net cash provided by operating
  activities                               199,000         544,000

INVESTING ACTIVITIES:
Proceeds from repayment of note
  receivable                                 2,000               -
Acquisition of property, plant and
  equipment, net                           (23,000)        (26,000)

Net cash used by investing activities      (21,000)        (26,000)

FINANCING ACTIVITIES:
Decrease of notes payable                 (360,000)       (543,000)
Repayment of long-term debt                 (5,000)         (4,000)

Net cash used by financing activities     (365,000)       (547,000

Decrease of cash and cash equivalents     (187,000)        (29,000)

Cash and cash equivalents:
  Beginning of period                      249,000         171,000
  End of period                      $      62,000    $    142,000

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                        $      96,000    $     87,000

                                CARVER CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (unaudited)

NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PREPARATION

In the opinion of management, the consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the changes in financial position and results of operations for the interim periods reported. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and
Results of Operations" contained herein and the "Notes to Consolidated Financial Statements" set forth in the Company's 10-K filing for the year ended December 31, 1994.

NOTE 2 - INVENTORIES

Inventories consisted of the following:

                          March 31,        December 31,
                            1995              1994

Raw materials            $1,526,000        $1,444,000
Work-in-progress          1,732,000         1,712,000
Finished goods            4,592,000         4,894,000

                         $7,850,000        $8,050,000

NOTE 3 - EARNINGS PER SHARE

The earnings per share computations are based upon the weighted average number of shares outstanding for the interim periods presented as set forth in Exhibit 11, "Computation of Earnings per Share." The earnings per share calculation for periods in which a loss is recorded excludes common share equivalents because the effect would be antidilutive.

NOTE 4 - PROPERTY AND EQUIPMENT
                           March 31,       December 31,
                             1995              1994

Land                     $  440,000        $  440,000
Building & improvements   2,452,000         2,444,000
Equipment                 2,037,000         2,026,000
                          4,929,000         4,910,000

Less accumulated
  depreciation           (2,456,000)       (2,382,000)

                         $2,473,000        $2,528,000

NOTE 5 - INCOME TAXES - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", under which income tax expense is determined using an asset and liability approach. There was no effect on the Company's financial position or results of operations as a result of implementing this accounting standard. Management is of the opinion that it is not appropriate to record a benefit for net operating loss carryforwards of approximately $11,200,000 at this time. As future operating results improve, management will re-assess its position in this matter.

NOTE 6 - COMMITMENTS - As of April 30, 1994, the Company has committed to purchase approximately $1,500,000 of inventory expected to be received in 1995 from various offshore vendors.

NOTE 7 - CONTINGENCIES - See Customs Audit, Part 1, Item 2
"Management's Discussion and Analysis of Financial Condition and
Results of Operations".
PART 1.  FINANCIAL INFORMATION ((Continued)
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS -

The following tables set forth items in the consolidated statement of income as a percentage of net sales for the three-month periods ended March 31, 1995 and 1994.

                                Percentage of Net Sales

                                   Three Months Ended
                                        March 31,
                                   1995          1994

Net sales                        100.0%           100.0%

Cost of sales                     77.4             79.0

Gross profit                      22.6             21.0

Operating expenses
  Selling                         18.9             17.5
  General and administrative       9.2              7.1
  Engineering, research and
    development                    4.9              4.8

Loss from operations             (10.4)            (8.4)

Interest expense                  (1.8)            (1.6)
Interest income                    0.4              0.4
Other expense                     (0.3)            (0.3)

Net loss                         (12.1)%          ( 9.9)%

RECENT DEVELOPMENTS -

New Products. The Company's new Lightstar Reference amplifier has recently received favorable reviews in the November, 1994 issue of Stereo Review and the May, 1995 issue of Stereophile magazines.
The Company believes that its Lightstar amplifier technology is the most advanced power amplifier technology on the market in terms of current capability, the capability to easily drive any loudspeaker load, independence from voltage fluctuations from the AC power line, and effortless sound quality. The Company expects to ship the Lightstar Direct, a remote controlled preamplifier in the second quarter of 1995, and to introduce its second Lightstar amplifier in the third quarter.

Customs Audit. Between 60% to 65% of the Company's revenues in recent years are of products which are sourced from offshore suppliers primarily from the Far East. Late in 1994 the United States Customs Service conducted an audit of the Company's import operations. The Customs Service found that the Company had made late duty payments totaling $99,000 on tooling between 1989 to 1993. On March 9, 1995, the Customs Service issued to the Company a prepenalty notice indicating that it will assess a penalty up to approximately $400,000. The Company intends to provide documentation to the Customs Service which the Company believes will result in a significant mitigation of this penalty. The Company expects a mitigated penalty of approximately $50,000. The Company's current cash flow position would not allow it to pay a $400,000 penalty.

Strategic Alternatives. The Company has retained the services of the investment banking firm of Cruttenden Roth with the intention of seeking a strategic partner, capital infusion or buyer for part or all of the Company. Management has reached the conclusion that outside investment of capital is necessary to fund the Company's current operating and future growth plans. If the Company is unable to obtain additional financing, it will be necessary to further streamline the Company's operations . (See "Liquidity and Capital Resources.")

Seasonality. The markets for consumer audio equipment are moderately seasonal, with somewhat higher sales expected to occur in the last six months of the year. The introduction of new products may affect this seasonality and quarter-to-quarter comparisons. Demand for audio products also exhibits some cyclicality, reflecting the general state of the economy and consumer expectations.

NET SALES AND NET LOSSES -

Net sales for the quarter ended March 31, 1995 were $5,230,000, a decrease of 5.2% from net sales of $5,516,000 for the same period of 1994. Sales of consumer and professional amplifiers increased
over $1,000,000 or 38% from the same period last year.   The
introduction of the Lightstar amplifier and sales to OEM customers contributed 7% of the Company's net sales. These increases were more than offset by a decrease in sales of receivers, CD players, mobile product and other signal processors. U.S. domestic sales decreased approximately 13% while sales outside of the United States increased approximately 14%. The Company attributes its increase in international sales to a broadening of its international distribution. The decrease in domestic sales was primarily due to the streamlining of the product offerings, a trend which is likely to continue as the Company intends to focus its resources on its amplifier business and eliminate other products and product lines where it has been unsuccessful in achieving acceptable gross margin.

Net losses for the quarter ended March 31, 1995 were $632,000
(12.1% of net sales) or $0.17 per share compared to a loss of $544,000 (9.9% of net sales) or $0.15 per share in the first quarter of 1994.

GROSS PROFIT -

Gross profit improved as a percent of net sales to 22.6% in the first quarter of 1995 from 21% in the first quarter of 1994. The adverse impact of the weakening of the U.S. dollar against the Japanese yen (the currency in which the Company has contracted to pay for a majority of its sourced product) (See "Effects of Inflation and Changes in Foreign Currency Exchange Rates") was more than offset by the favorable change in the product mix. First quarter sales included a higher percentage of amplifiers which were built in the Company's Lynnwood factory. While the Company believes that it may experience further improvements in gross profit as it increases its domestic production, it will experience even further deterioration of margin on its Japanese sourced product as it is forced to pay more to replenish its inventory.
The Company has accelerated its plan to reduce its reliance on foreign suppliers. (See "Liquidity of Capital Resources".)

OPERATING EXPENSE -

Selling expense increased slightly in actual dollars and as a percentage of sales when comparing the first quarter of 1995 to the first quarter of 1994. In order to expand product distribution and better serve its customers, during the first quarter of 1995 the sales department added personnel and increased its expenditures for commission and media advertising.

General and administrative expense increased by nearly $100,000 in quarter to quarter comparisons as a result of higher medical premiums, increased reserve for bad debt, investment banking fees and expenses associated with corporate relations.

Research and development expense decreased slightly in the first quarter of 1995 compared to the first quarter of 1994, primarily due to lower personnel expense. The expenses associated with the introduction of the new professional line resulted in higher expenses in 1994.

OPERATING LOSS -

The Company reported operating losses of $542,000 for the first quarter of 1995 compared with operating losses of $462,000 for the first quarter of 1994. While the plan to increase amplifier sales, primarily those built in its Lynnwood factory, was somewhat successful and resulted in improved margins, the adverse impact of the weakened U.S. dollar, the decline in sales and certain increases in fixed expenses prevented the Company from improving its overall operating results.

OTHER INCOME AND EXPENSE -

Although average borrowings were down about 7% in the first quarter of 1995 from the first quarter of 1994, interest expense increased slightly due to the increase in the interest rate the Company pays.

LIQUIDITY AND CAPITAL RESOURCES -

The Company's working capital on March 31, 1995 was $6,961,000 which included cash and short term investments aggregating approximately $67,000. This compares with working capital of $7,589,000 and cash and short-term investments of $251,000 at December 31, 1994. At May 5, 1995, the Company's immediate capital resources consisted of approximately $75,000 in cash (and cash equivalents) and the credit facility described below.

The Company has a $6,000,000 revolving line of credit, $1,000,000 of which can be used to open commercial letters of credit. Borrowings under this agreement are restricted to 70% of eligible accounts receivable and 50% of eligible inventory, which at May 5, 1995 produced a borrowing base of $2,900,000. The line is collateralized by substantially all assets of the Company and bears interest at the prime lending rate plus 2%. This line expires April 30, 1996. At May 5, 1995, borrowings of $2,600,000 were outstanding under this line.

The Company's inventory has decreased $200,000 from December 31, 1994 primarily in sourced finished goods. Raw materials and work in process have increased as the Company is now building a greater percentage of its sales in its Lynnwood, Washington factory. Accounts receivable have decreased $508,000 from the end of 1994 due to lower than expected sales.

As the Company's borrowing base is dependent on its inventory and receivables and as the Company has continued to experience a decline in sales accompanied by higher than expected losses, the Company's borrowing availability has contracted to a level at which current cash requirements exceed its ability to borrow. Therefore, the Company has been and will continue to be forced to delay prompt payment of certain of its major vendors. In response, the Company has initiated communications with some of its foreign suppliers seeking postponement of deliveries, reduction or cancellation of purchase commitments or extension of payment terms for certain products. In addition certain products will be discounted and sold to generate cash which will impair margins. An aggressive cost cutting program has also been implemented to preserve cash and allow the Company to operate within its cash availability. It is the intention of management to not jeopardize its Lynnwood production and to maintain a reliable supply of domestic built product.

The Company has announced that it has retained the services of an investment banker to seek alternative or additional sources of working capital or a buyer for all or part of the Company. There can be no assurance that the Company will be able to obtain additional financing or other sources of working capital, or if it is able, that the terms will be favorable to the Company. Nor can there be any assurance that the Company will be able to obtain concessions from its suppliers or reduce its expenses sufficient to achieve positive cash flow.

If the Company does not attract additional financing and if it continues to record losses, the Company likely would have to delay payment of suppliers and be forced to seek other relief from its creditors.

EFFECTS OF INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Due to the competitive conditions in the market for consumer electronics, historically the Company has been limited in its ability to increase prices for its products in amounts sufficient to offset increased production and operating costs. The Company increased its domestic consumer and worldwide professional prices on average of 5% on January 15, 1995 due to the increase in material and labor costs it has been experiencing as well as the continued erosion in the strength of the U.S. dollar. Consumer export prices are scheduled to be increased a like amount in July 1995. While some revenue fall off is anticipated due to these price increases, the Company believes that it is appropriate to trade some decline in sales for an improvement in margins. The Company intends to continue to monitor costs and its market and adjust prices taking into consideration the Company's costs and competitive conditions.

Approximately 60 % of the Company's net sales in 1994 and 45% year to date in 1995 were of products designed by and/or manufactured to the Company's specifications by overseas suppliers. The Company purchased a substantial portion of these products at an agreed per unit price payable in Japanese yen. Accordingly, the weakening in the value of the dollar versus the yen has had an adverse effect on the Company's gross margin. The yen-to-dollar rate deteriorated 11% in 1994 and 16% year to date in 1995 thereby greatly inflating costs to the point many of the Japanese built products are unprofitable. This adverse impact of the weak dollar will be somewhat mitigated by the Company's decreased reliance on offshore sourcing of its products. The Company's 1995 plan presently is for only 40% of its revenues to be attributed to products sourced offshore. It is presently the Company's intention to discontinue certain Japanese built products by fall of 1995 which is likely to result in write offs of prepaid tooling. The Company is currently evaluating a strategy which involves sourcing from countries that do not require payment in yen and evaluating the impact of this change. However, the transition to alternate suppliers will take several months and may be occasioned by an initial increase in quality control issues, delays in delivery of product and other transitional problems.

Due to credit restrictions experienced by the Company it has not been able to hedge against foreign currency exposure. Accordingly, the Company has considerable exposure to currency fluctuations which will adversely affect its gross profit in 1995 unless the U.S. dollar strengthens considerably against the yen. If the Company does not modify its purchasing plan, each time that the dollar purchases one less yen, there would be approximately a $50,000 impact to the Company's margin.

PART II.  OTHER INFORMATION

CARVER CORPORATION

ITEM 1.

ITEM 2.  Changes in Securities.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 11

Computation of Earnings per Share

         (b) Reports on Form 8-K

             None.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER CORPORATION


Dated:  May 12, 1995           /s/ Sandra L. Jenkins
                                   Sandra L. Jenkins
                                   Vice President - Finance
                                   (Principal Financial and
                                    Accounting Officer)

                         CARVER CORPORATION
                            EXHIBIT INDEX

Exhibit           Title                                Page
11                Computation of Earnings Per Share     14
                              EXHIBIT 11

                 CARVER CORPORATION AND SUBSIDIARY
                 COMPUTATION OF EARNINGS PER SHARE
                             (unaudited)

                                             Three Months Ended
                                                  March 31,
                                           1995             1994


PRIMARY EARNINGS PER SHARE
  NET LOSS                          $    (632,000)   $    (544,000)

  Weighted average number of
    shares outstanding                  3,678,674        3,677,556

  Add shares issuable from the
    assumed exercise of options             *               *


  Weighted average number of shares
    outstanding, as adjusted            3,678,674        3,677,556

LOSS PER SHARE                      $       (0.17)   $       (0.15)


*Effect on loss per share is antidilutive