Form 10-Q
period 1995-06-30
CARVER CORP
filed 1995-08-14
CIK 766177

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995


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

At June 30, 1995, 3,679,538 shares of $.01 par value common stock of the Registrant were outstanding.
                                              Page 1 of 40 pages.
                                            Exhibit Index appears
                                                      at Page 13.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                CARVER CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                      ASSETS
                                         June 30,      December 31,
                                           1995            1994
                                        (Unaudited)
Current assets
  Cash and cash equivalents         $      105,000    $     249,000
  Marketable securities                      5,000            5,000
  Accounts receivable                    3,064,000        3,830,000
  Inventories                            6,963,000        8,050,000
  Current portion of note receivable        13,000           13,000
  Prepaid assets                           543,000          634,000
    Total current assets                10,693,000       12,781,000
  Property and equipment,
    less accumulated depreciation        2,410,000        2,528,000
  Other assets and deferred charges
    Note receivable, net of
      current portion                      984,000          989,000
    Other                                  279,000          330,000
  Total assets                      $   14,366,000    $  16,628,000

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable                      $    2,732,000     $ 3,067,000
  Accounts payable                       1,383,000       1,383,000
  Accrued liabilities
    Commissions and advertising            162,000         221,000
    Payroll and related taxes              382,000         243,000
    Warranty                               103,000         103,000
    Other                                  125,000         155,000
  Current maturities of
    long-term debt                          20,000          20,000
    Total current liabilities            4,907,000       5,192,000

  Long-term settlement payable,
    net of current portion                 169,000         203,000
  Long-term debt, net of
    current portion                        686,000         696,000
  Total long-term liabilities              855,000         899,000

  Shareholders' equity
      Preferred stock, par value $.01
      per share, 2,000,000 shares
      authorized, no shares issued
  Common stock, par value $.01 per
         share, 2,000,000 shares
         authorized, 3,679,538 shares
         issued and outstanding             37,000          37,000
  Additional paid-in capital            15,933,000      15,931,000
  Accumulated deficit                   (7,366,000)     (5,431,000)

  Total shareholders' equity             8,604,000       10,537,000
  Total liabilities and
    shareholders' equity            $   14,366,000   $   16,628,000


                        CARVER CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)
                   Three Months Ended        Six Months Ended
                        June 30,                 June 30,
                   1995        1994         1995       1994
Net sales        $4,931,000  $4,800,000  $10,161,000 $10,316,000

Cost of sales     4,226,000   3,855,000    8,273,000   8,215,000

Gross profit        705,000     945,000    1,888,000   2,101,000

Operating expense
  Selling        1,058,000     892,000    2,048,000   1,854,000
  General & admin  472,000     594,000      954,000     988,000
  Engrg, research
    and devmt      315,000     325,000      568,000     587,000

                 1,845,000   1,811,000    3,570,000   3,429,000

Loss from
   operations   (1,140,000)   (866,000)  (1,682,000) (1,328,000)

Other income (expense)
  Interest exp     (96,000)    (81,000)    (192,000)   (168,000)
  Interest inc      22,000      21,000       43,000      43,000
  Other            (89,000)    (22,000)    (104,000)    (39,000)

Loss before
   income tax   (1,303,000)   (948,000)  (1,935,000) (1,492,000)

Income tax
   benefit          -0-         -0-          -0-         -0-

Net loss       $(1,303,000) $ (948,000) $(1,935,000)$(1,492,000)

Loss per share $     (0.35) $    (0.26) $     (0.53)$     (0.41)


(See Notes to Consolidated Financial Statements)

                               CARVER CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)

                                             Six Months Ended
                                                  June 30,
                                            1995          1994
OPERATING ACTIVITIES
Net loss                                $(1,935,000)  $(1,492,000)
Adjustments to reconcile net loss
  to cash flows from operating activities:
  Depreciation and amortization             237,000       165,000
  Changes in:
    Accounts receivable                     766,000     1,388,000
    Inventories                           1,087,000     1,552,000
    Prepaid expenses                         91,000      (174,000)
    Accounts payable and
      accrued liabilities                    16,000      (339,000)
    Other assets and deferred charges       (31,000)      (71,000)

Net cash provided by operating
  activities                                231,000     1,029,000

INVESTING ACTIVITIES:
Proceeds from repayment of note
  receivable                                  5,000         -
Acquisition of property, plant and
  equipment, net                            (37,000)      (39,000)

Net cash used by investing activities       (32,000)      (39,000)

FINANCING ACTIVITIES:
Repayment of notes payable                 (335,000)     (979,000)
Repayment of long-term debt                 (10,000)       (9,000)
Issuance of Common Stock                      2,000         1,000

Net cash used by financing activities      (343,000)     (987,000)

Increase (decrease) of cash and
 cash equivalents                          (144,000)        3,000

Cash and cash equivalents:
  Beginning of period                       249,000       171,000
  End of period                         $   105,000   $   174,000

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                           $   192,000   $  169,000

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

NOTE 2 - INVENTORIES

Inventories consisted of the following:

                                  June 30,       December 31,
                                    1995            1994

      Raw materials              $1,383,000       $1,444,000
      Work-in-progress            2,070,000        1,712,000
      Finished goods              3,510,000        4,894,000

                                 $6,963,000       $8,050,000

NOTE 3 - EARNINGS PER SHARE

The earnings per share computations are based upon the weighted average number of shares outstanding for the interim periods presented as set forth in Exhibit 11, "Computation of Earnings per Share." The earnings per share calculation for periods in which a loss is recorded excludes common share equivalents because the effect would be antidilutive.

NOTE 4 - PROPERTY AND EQUIPMENT
                                  June 30,       December 31,
                                    1995            1994

Land                             $  440,000       $  440,000
Building & improvements           2,452,000        2,444,000
Equipment                         2,039,000        2,026,000

                                  4,931,000        4,910,000

Less accumulated
  depreciation                   (2,521,000)      (2,382,000)

                                 $2,410,000       $2,528,000

NOTE 5 - INCOME TAXES - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", under which income tax expense is determined using an asset and liability approach. There was no effect on the Company's financial position or results of operations as a result of implementing this accounting standard. Management is of the opinion that it is not appropriate to record a benefit for net operating loss carryforwards of approximately $12,500,000 at this time. As future operating results improve, management will re-assess its position in this matter.

NOTE 6 - COMMITMENTS - As of June 30, 1995, the Company has committed to purchase approximately $1,200,000 of inventory expected to be received in 1995 from various offshore vendors.

NOTE 7 - CONTINGENCIES - See Customs Audit, Part 1, Item 2
"Management's Discussion and Analysis of Financial Condition and
Results of Operations".

PART 1.  FINANCIAL INFORMATION (Continued)
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS -

The following tables set forth items in the consolidated statement of income as a percentage of net sales for the three-month periods ended June 30, 1995 and 1994.

                                    Percentage of Net Sales

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                              1995      1994        1995      1994


Net sales                    100.0%    100.0%      100.0%    100.0%

Cost of sales                 85.7      80.3        81.4      79.6

Gross profit                  14.3      19.7        18.6      20.4

Operating expenses
  Selling                     21.4      18.6        20.1      18.0
  General and admin            9.6      12.4         9.4       9.6
  Engineering, research
    and development            6.4       6.8        _5.6      _5.7

Loss from operations         (23.1)    (18.1)      (16.5)    (12.9)

Interest expense             ( 2.0)    ( 1.7)      ( 1.9)    ( 1.6)
Interest income                0.5       0.5         0.4       0.4
Other expense                ( 1.8)    ( 0.5)      ( 1.0)    ( 0.4)

Loss before tax              (26.4)    (19.8)      (19.0)    (14.5)
Income tax benefit              -         -           -         -

Net loss                     (26.4%)   (19.8%)     (19.0%)
(14.5%)


RECENT DEVELOPMENTS -

Strategic Alternatives. The Company has retained the services of the investment banking firm of Cruttenden Roth with the intention of seeking a strategic partner, capital infusion or buyer for part or all of the Company. Management has reached the conclusion that outside investment of capital is necessary to fund
the Company's current operating and future growth plans.   While
the Company is currently conducting discussions with various interested parties, there can be no assurances any outside investment can be obtained on terms favorable for the Company and its shareholders. If the Company is unable to obtain additional financing, it will be necessary to further streamline the Company's operations. (See "Liquidity and Capital Resources".)

Customs Audit. Between 60% to 65% of the Company's revenues in recent years are of products which are sourced from offshore suppliers primarily from the Far East. Late in 1994 the United States Customs Service conducted an audit of the Company's import operations. The Customs Service found that the Company had made late duty payments totaling $99,000 on tooling between 1989 to 1993. On March 9, 1995, the Customs Service issued to the Company a prepenalty notice indicating that it will assess a penalty up to approximately $400,000. The Company provided documentation to the Customs Service which the Company believes will result in a significant mitigation of this penalty.

In July, 1995 the Company paid United States Customs $50,000 as an offer in compromise to the penalties. While the Company believes its offer will be accepted, there can be no assurances. The Company's current cash flow position would not allow it to pay a $400,000 penalty.

Mobile. The Company has concluded that it does not have the resources to successfully develop and market a mobile product line.

It has also been unsuccessful in trying to sell the mobile assets and brand name to other parties. It is the Company's intention to sell its current mobile finished goods inventory and continue to support its mobile distribution through the end of 1995 . The Company has discontinued production of new mobile product and therefore, provision has been made for the write off of residual raw material. In addition, all intangible assets have been written off. While the Company expects to recover its investment in its finished goods mobile inventory, further write downs or write offs of mobile inventory may be necessary.

Product Reviews. Purchasers of high quality audio equipment tend to rely on favorable reviews in audio specialty publications when they are selecting new audio components for their home. Carver consumer amplifiers have received twelve such reviews over the last few months. Extremely favorable reviews have been published on Lightstar Reference Power Amplifier, the AV-806x Six Channel Home THX Stereo Power Amplifier, and the Company's new A-400x Home Stereo Amplifier among others. These publications include Home Theater, Home Theater Technology, Stereophile, Sound and Image, Inner Ear Report, and Stereo Review among others. Management anticipates the recent excellent press its consumer amplifiers have received should positively contribute to its fall selling effort.

Seasonality. The markets for consumer audio equipment are moderately seasonal, with somewhat higher sales expected to occur in the last six months of the year. The introduction of new products may affect this seasonality and quarter-to-quarter comparisons. Demand for audio products also exhibits some cyclicality, reflecting the general state of the economy and consumer expectations.

NET SALES AND NET LOSSES -

Net sales for the quarter ended June 30, 1995 were $4,931,000 up to 2.7% from net sales of $4,800,000 for the second quarter of 1994. Net sales for the six months ended June 30, 1995 were $10,161,000, a slight decrease from net sales of $10,316,000 for the first six months of 1994. An increase in sales of consumer amplifiers and sales to OEM customers has more than offset the decline in sales of sourced product which the Company has discontinued. While sales of professional amplifiers to domestic customers declined, sales of professional amplifiers to international customers increased by 24%. Export sales of consumer product increased slightly from the same period in 1994. Sales of product built in the Company's manufacturing facility in Lynnwood, Washington increased to 51% of total revenues from approximately 42% for the same period in 1994. The Company reported net losses of $1,303,000 (26.4% of sales) or $0.35 per share and $1,935,000 (19.0% of sales) or $0.53 per share for the three and six month periods respectively ended June 30, 1995. This compares to net losses of $948,000 (19.8% of sales) or $0.26 per share for the three month period and $1,492,000 (14.5% of sales) or $0.41 per share for the six month period ended June 30, 1994. The Company attributes this decline in its performance primarily to the decline in its gross profits as cited below.

GROSS PROFIT -

Gross profit decreased as a percent of net sales to 14.3% in the second quarter of 1995 from 19.7% in the second quarter of 1994. Gross profit for the first six months of 1995 declined to 18.6% of net sales from 20.4% for the first six months of 1994. The major factor in this decline of gross profit was higher material costs on product sourced from Japan due to the weakness of the U.S. dollar versus the Japanese yen. The Company has been unable to move production back to its Lynnwood factory fast enough nor raise prices high enough to counteract this effect. The percentage of sales sold to export markets as well as to other manufacturers does not achieve margins as high as those sold directly to the Company's domestic customers. Thus, the mix of products sold in the second quarter of 1995 negatively affected gross profit as a percent of sales. Second quarter results also included the write down of certain mobile amplifier raw materials and the impact of severance paid and payable to manufacturing and service employees of the Company who were laid off in a work force reduction on June 20, 1995.

OPERATING EXPENSE -

Selling expense has increased in both quarter to quarter and year to date comparisons of 1995 to 1994 due to increased expenditures for media advertising, higher variable selling expense, higher personnel expense and associated travel expense and severance expense paid and payable. Management has substantially cut its budget for sales and marketing expense for the third and fourth quarter of 1995 and therefore expects much lower selling costs for the remainder of the year. This expense reduction could negatively affect the Company's net revenues.

General and administrative expenses have decreased when comparing 1995 to 1994 primarily due to a reduction in legal fees that the Company incurred in 1994. Management anticipates General and Administrative costs would increase in the second half of 1995 due to the costs associated with seeking outside investment in the Company.

Research and development expense has decreased slightly when comparing the second quarter of 1995 to the same period in 1994. Approximately $40,000 of severance expense associated with the work force reduction in June, 1995 has been recorded. Research and development expense is likely to be substantially reduced in the second half of 1995 as the majority of the Company's product development projects are now complete.

OTHER INCOME AND EXPENSE -

Other expense recorded in the second quarter include a write off of the remainder of the patent acquired with the assets of KLW
Corporation. The Company has concluded it does not have the resources to successfully market mobile amplifiers and signal processors. Year to date interest expense has increased by $24,000 largely due to an increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES -

The Company's working capital on June 30, 1995 was $5,786,000 which included cash and short term investments aggregating approximately $110,000. This compares with working capital of $7,589,000 and cash and short-term investments of $251,000 at December 31, 1994. At August 4, 1995, the Company's immediate capital resources consisted of approximately $90,000 in cash (and cash equivalents) and the credit facility described below.

The Company has a $6,000,000 revolving line of credit, $1,000,000 of which can be used to open commercial letters of credit. Borrowings under this agreement are restricted to 70% of eligible accounts receivable and 50% of eligible inventory, which at August 4, 1995 produced a borrowing base of $2,600,000. The line is collateralized by substantially all assets of the Company and bears interest at the prime lending rate plus 2%. This line expires April 30, 1996. At August 4, 1995, borrowings of $2,300,000 were outstanding under this line.

The Company's inventory has decreased $1,087,000 from December 31, 1994 primarily in sourced finished goods. Raw materials and work in process have increased as the Company is now building a greater percentage of its sales in its Lynnwood, Washington factory. Accounts receivable have decreased $766,000 from the end of 1994 due to the seasonal drop in sales.

As the Company's borrowing base is dependent on its inventory and receivables and as the Company has continued to experience a decline in sales accompanied by higher than expected losses, the Company's borrowing availability has contracted to a level at which current cash requirements exceed its ability to borrow. Therefore, the Company has been and will continue to be forced to delay prompt payment of certain of its vendors. In response, the Company has negotiated payment and delivery schedules with some of its foreign suppliers and has canceled purchase orders for certain products.
In addition certain products have been and will continue to be discounted and sold to generate cash which will impair margins. An aggressive cost cutting program has also been implemented to preserve cash and allow the Company to operate within its cash availability. It is the intention of management to not jeopardize its Lynnwood production and to maintain a reliable supply of domestic built product.

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

EFFECTS OF INFLATION AND CHANGES IN FOREIGN CURRENCY
EXCHANGE RATES

Due to the competitive conditions in the market for consumer electronics, historically the Company has been limited in its ability to increase prices for its products in amounts sufficient to offset increased production and operating costs. The Company increased its domestic consumer and worldwide professional prices on average of 5% on January 15,1995 due to the increase in material and labor costs it has been experiencing as well as the continued erosion in the strength of the U.S. dollar. Consumer export prices were also increased in July 1995. While some revenue fall off is anticipated due to these price increases, the Company believes that it is appropriate to trade some decline in sales for an improvement in margins. The Company intends to continue to monitor costs and its market and adjust prices taking into consideration the Company's costs and competitive conditions.

Approximately 60% of the Company's net sales in 1994 and 46% year to date in 1995 were of products designed by and/or manufactured to the Company's specifications by overseas suppliers. The Company purchased a substantial portion of these products at an agreed per unit price payable in Japanese yen. Accordingly, the weakening in the value of the dollar versus the yen has had an adverse effect on the Company's gross margin. The yen-to-dollar rate deteriorated 11% in 1994 and an additional 18% in the first half of 1995, though it has recently made a mild recovery. This has inflated costs to the point many of the Japanese built products are unprofitable for the Company to sell. This adverse impact of the weak dollar has been somewhat mitigated by the Company's decreased reliance on offshore sourcing of its products. The Company's 1995 plan presently is for only 40% of its revenues to be attributed to products sourced offshore. It is presently the Company's intention to discontinue certain Japanese built products by fall of 1995 which is likely to result in write offs of prepaid tooling. The Company is currently evaluating a strategy which involves sourcing from countries that do not require payment in yen and evaluating the impact of this change. However, the transition to alternate suppliers will take several months and may occasion an initial increase in quality control issues, delays in delivery of product and other transitional problems.

Due to credit restrictions experienced by the Company it has not been able to hedge against foreign currency exposure. Accordingly, the Company has considerable exposure to currency fluctuations which will adversely affect its gross profit in 1995 unless the U.S. dollar strengthens considerably against the yen.

PART II.  OTHER INFORMATION

                           CARVER CORPORATION

Item 1.    Legal Proceedings.

           None.

Item 2.    Changes in Securities.

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held May 16, 1995.

Election of Directors. The nominees identified in the following table were elected for a term of one year or until their successors are duly elected and qualified. Except as set forth in the following table, there was no director of the Company whose term of office continued after the Annual Meeting.

                                       Against/      Abstentions/
Nominee's Name             For         Withheld    Broker Non-votes


Robert A. Fulton        2,902,087      293,329            0

Thomas C. Graham        2,899,987      295,429            0

Walter C. Howe          2,902,837      292,579            0

John F. Vynne           2,903,037      292,379            0

Stephen M. Williams     2,900,937      294,479            0

Proposal to Approve the Adoption of the Company's 1995 Stock Option Plan. A proposal to approve the Carver Corporation 1995 Stock Option Plan (the "Plan") was approved. The Plan provides for discretionary grant for incentive stock options to employees, discretionary grant of non-qualified stock options to employees, consultants and certain other persons, and non-discretionary annual grants of non-qualified stock options to non-employee directors. The Plan provides for the grant of options to purchase an aggregate of 360,000 shares of the Company's Common Stock. Of these, 60,000 shares are reserved for issuance to non-employee directors pursuant to a formula set forth in the Plan.

The proposal to approve the adoption of the Company's 1995 Stock
Option Plan received the following votes:

        For          Against         Abstain       Broker Non-votes

     1,016,533       414,923          12,915           1,751,045

Proposal to Approve the Adoption of the Company's 1995 Stock Bonus Plan. A proposal to approve the adoption of the Carver Corporation 1995 Stock Bonus Plan (the "Stock Bonus Plan") was approved. The Stock Bonus Plan provides for the discretionary grant by the Company of restricted or unrestricted stock bonuses to employees and certain other persons and for the non-discretionary grant of unrestricted stock bonuses to non-employee directors of the Company. Grants to non-employee directors are made pursuant to a formula and schedule set forth in the Stock Bonus Plan.
The proposal to approve the adoption of the Stock Bonus Plan received the following votes:


      For            Against         Abstain       Broker Non-votes

   1,200,513         428,138         13,720            1,751,045

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

          (a)   Exhibit 10.26
                The Company's 1995 Stock Option Plan

          (b)   Exhibit 10.27
                The Company's 1995 Stock Bonus Plan

          (c)   Exhibit 11
                Computation of Earnings per Share

          (d)   Reports on Form 8-K

                None.

                                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CARVER CORPORATION

Dated:  August 11, 1995             /s/ Sandra L. Jenkins
                                    Sandra L. Jenkins
                                    Vice President - Finance
                                    (Principal Financial and
                                    Accounting Officer)




                               CARVER CORPORATION
                                  EXHIBIT INDEX

Exhibit                     Title                              Page

 10.26         The Company's 1995 Stock Option Plan             15

 10.27         The Company's 1995 Stock Bonus Plan              31

  11           Computation of Earnings Per Share                39

                                  EXHIBIT 10.26
                               CARVER CORPORATION
                             1995 STOCK OPTION PLAN

This 1995 Stock Option Plan (the "Plan") provides for the grant of options to acquireshares of common stock, .01 par value (the "Common Stock"), of Carver Corporation, a Washington corporation (the "Company"). Stock options granted under this Plan that qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), are referred to in this Plan as "Incentive Stock Options." Incentive Stock Options and stock options that do not qualify under Section 422 of the Code ("Non-Qualified Stock Options") granted under this Plan are referred to as "Options."

1.  PURPOSES.

The purposes of this Plan are to retain the services of directors, valued key employees and consultants of the Company and such other persons as the Plan Administrator shall select in accordance with
Section 3 below, to encourage such persons to acquire a greater proprietary interest in the Company, thereby strengthening their incentive to achieve the objectives of the shareholders of the Company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to directors, consultants and other persons selected by the Plan Administrator.

2.  ADMINISTRATION.

This Plan shall be administered by the Board of Directors of the Company (the "Board") if each director is a "disinterested person" (as defined below). If all directors are not independent directors, the Plan shall be administered by a committee designated by the Board and composed of two (2) or more members of the Board, which committee (the "Committee") may be an executive, compensation or other committee, including a separate committee especially created for this purpose. The term "disinterested person" shall have the meaning assigned to it under Rule 16b-3 (as amended from time to time) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any successor rule or regulatory requirement (the "Rule"). The Committee shall have the powers and authority vested in the Board hereunder (including the power and authority to interpret any provision of this Plan or of any Option). The members of any such Committee shall serve at the pleasure of the Board. A majority of the members of the Committee shall constitute a quorum, and all actions of the Committee shall be taken by a majority of the members present. Any action may be taken by a written instrument signed by all of the members of the Committee and any action so taken shall be fully effective as if it had been taken at a meeting. The Board, or any committee thereof appointed to administer the Plan, is referred to herein as the "Plan Administrator."

Subject to the provisions of this Plan, and with a view to effecting its purpose, the Plan Administrator shall have sole authority, in its absolute discretion, to (a) construe and interpret this Plan; (b) define the terms used in this Plan; (c) prescribe, amend and rescind rules and regulations relating to this Plan; (d) correct any defect, supply any omission or reconcile any inconsistency in this Plan; (e) grant Options under this Plan (other than pursuant to Section 6); (f) determine the individuals to whom Options shall be granted under this Plan and whether the Option is an Incentive Stock Option or a Non-Qualified Stock Option; (g) determine the time or times at which Options shall be granted under this Plan; (h) determine the number of shares of Common Stock subject to each Option, the exercise price of each Option, the duration of each Option and the times at which each Option shall become exercisable; (i) determine all other terms and conditions of Options; and (j) make all other determinations necessary or advisable for the administration of this Plan. All decisions, determinations and interpretations made by the Plan Administrator shall be binding and conclusive on all participants in this Plan and on their legal representatives, heirs and beneficiaries.

The Plan Administrator shall have no authority, discretion or power to select the persons who will receive Options under Section 6 hereof or to set the number of shares to be covered by such Options, the exercise price of such Options, the timing of the grant of such Options or the period within which such Options may be exercised.

The Board or the Committee may delegate to one or more executive officers of the Company the authority to grant Options under this Plan to employees of the Company who, on the Date of Grant, are not subject to Section 16(b) of the Exchange Act with respect to the Common Stock ("Non-Insiders"), and in connection therewith the authority to determine: (a) the number of shares of Common Stock subject to such Option; (b) the duration of the Option; (c) the vesting schedule for determining the times at which such Option shall become exercisable; and (d) all other terms and conditions of such Options. The exercise price for any Option granted by action of an executive officer or officers pursuant to such delegation of authority shall not be less than the fair market value per share of the Common Stock on the Date of Grant. Unless expressly approved in advance by the Board or the Committee, such delegation of authority shall not include the authority to accelerate the vesting, extend the period for exercise or otherwise alter the terms of outstanding Options. The term "Plan Administrator" when used in any provision of this Plan other than Sections 2, 5(m), 5(n) and 12 shall be deemed to refer to the Board or the Committee, as the case may be, and an executive officer who has been authorized to grant Options pursuant hereto, insofar as such provision may be applied to Non-Insiders and Options granted to Non-Insiders.

3.  ELIGIBILITY.

Incentive Stock Options may be granted to any individual who, at the time the Option is granted, is an employee of the Company or any Related Corporation (as defined below), including employees who are directors of the Company ("Employees"). Non-Qualified Stock Options may be granted to Employees and to such other persons as the Plan Administrator shall select. Options shall be granted hereunder to directors who are not employees of the Company or any related Corporation, but solely on the terms and conditions set forth in Section 6 hereof. Options may be granted in substitution for outstanding Options of another corporation in connection with the merger, consolidation, acquisition of property or stock or other reorganization between such other corporation and the Company or any subsidiary of the Company. Options also may be granted in exchange for outstanding Options. No person shall be eligible to receive in any fiscal year Options to purchase more than 50,000 shares of Common Stock (subject to adjustment as set forth in Section 5(m) hereof). Any person to whom an Option is granted under this Plan is referred to as an "Optionee." Any person who is the owner of an Option is referred to as a "Holder."

As used in this Plan, the term "Related Corporation," shall mean any corporation (other than the Company) that is a "Parent Corporation" of the Company or "Subsidiary Corporation" of the Company, as those terms are defined in Sections 424(e) and 424(f), respectively, of the Code (or any successor provisions), and the regulations thereunder (as amended from time to time).

4.  STOCK.

The Plan Administrator is authorized to grant Options to acquire up to a total of 360,000 shares of the Company's authorized but unissued, or reacquired, Common Stock. The number of shares with respect to which Options may be granted hereunder is subject to adjustment as set forth in Section 5(m) hereof. Of these 360,000 shares, 60,000 shares are available exclusively for grant to certain directors of the Company under Section 6 hereof, subject to adjustment in as set forth in Section 5(m). In the event that any outstanding Option expires or is terminated for any reason, the shares of Common Stock allocable to the unexercised portion of such Option may again be subject to an Option to the same Optionee or to a different person eligible under Section 3 of this Plan; provided however, that any cancelled Options will be counted against the maximum number of shares with respect to which Options may be granted to any particular person as set forth in Section 3 hereof.

5.  TERMS AND CONDITIONS OF OPTIONS.

Each Option granted under this Plan shall be evidenced by a written agreement approved by the Plan Administrator (the "Agreement").
Agreements may contain such provisions, not inconsistent with this Plan, as the Plan Administrator in its discretion may deem advisable. All Options also shall comply with the following requirements:

(a)  Number of Shares and Type of Option.

Each Agreement shall state the number of shares of Common Stock to which it pertains and whether the Option is intended to be an Incentive Stock Option or a Non-Qualified Stock Option. In the absence of action to the contrary by the Plan Administrator in connection with the grant of an Option, all Options shall be Non-Qualified Stock Options. The aggregate fair market value (determined at the Date of Grant, as defined below) of the stock with respect to which Incentive Stock Options are exercisable for the first time by the Optionee during any calendar year (granted under this Plan and all other Incentive Stock Option plans of the Company, a Related Corporation or a predecessor corporation) shall not exceed $100,000, or such other limit as may be prescribed by the Code as it may be amended from time to time. Any portion of an Option which exceeds the annual limit shall not be void but rather shall be a Non-Qualified Stock Option.

(b)  Date of Grant.

Each Agreement shall state the date the Plan Administrator has deemed to be the effective date of the Option for purposes of this Plan (the "Date of Grant").

(c)  Option Price.

Each Agreement shall state the price per share of Common Stock at which it is exercisable. The exercise price shall be fixed by the Plan Administrator at whatever price the Plan Administrator may determine in the exercise of its sole discretion; provided that the per share exercise price for an Incentive Stock Option shall not be less than the fair market value per share of the Common Stock at the Date of Grant as determined by the Plan Administrator in good faith; provided further, that with respect to Incentive StockOptions granted to greater-than-10 percent (>10%) shareholders of the Company (as determined with reference to Section 424(d) of the Code), the exercise price per share shall not be less than 110 percent (110%) of the fair market value per share of the Common Stock at the Date of Grant as determined by the Plan Administrator in good faith; and, provided further, that Options granted in substitution for outstanding options of another corporation in connection with the merger, consolidation, acquisition of property or stock or other reorganization involving such other corporation and the Company or any subsidiary of the Company may be granted with an exercise price equal to the exercise price for the substituted option of the other corporation, subject to any adjustment consistent with the terms of the transaction pursuant to which the substitution is to occur.

(d)  Duration of Options.

At the time of the grant of the Option, the Plan Administrator shall designate, subject to paragraph 5(g) below, the expiration date of the Option, which date shall not be later than 10 years from the Date of Grant in the case of Incentive Stock Options; provided, that the expiration date of any Incentive Stock Option granted to a greater-than-10 percent (>10%) shareholder of the Company (as determined with reference to Section 424(d) of the Code) shall not be later than five years from the Date of Grant.
In the absence of action to the contrary by the Plan Administrator in connection with the grant of a particular Option, and except in the case of Incentive Stock Options as described above, all Options granted under this Section 5 shall expire ten (10) years from the Date of Grant.

(e)  Vesting Schedule

No Option shall be exercisable until it has vested. The vesting schedule for each Option shall be specified by the Plan Administrator at the time of grant of the Option prior to the provision of services with respect to which such Option is granted; provided, that if no vesting schedule is specified at the time of grant, the Option shall vest according to the following schedule:

            Number of Years                Percentage of Total
        Following Date of Grant               Option Vested

                 One                               25%
                 Two                               50%
                 Three                             75%
                 Four                             100%

The Plan Administrator may specify a vesting schedule for all or any portion of an Option based on the achievement of performance objectives established in advance of the commencement by the Optionee of services related to the achievement of the performance objectives. Performance objectives shall be expressed in terms of one or more of the following: return on equity, return on assets, share price, market share, sales, earnings per share, costs, net earnings, net worth, inventories, cash and cash equivalents, gross margin or the Company's performance relative to its internal business plan. Performance objectives may be in respect of the performance of the Company as a whole (whether on a consolidated or unconsolidated basis), a Related Corporation, or a subdivision, operating unit, product or product line of either of the foregoing.

Performance objectives may be absolute or relative and may be expressed in terms of a progression or a range. An option which is exercisable (in whole or in part) upon the achievement of one or more performance objectives may be exercised only following written notice to the Optionee and the Company by the Plan Administrator that the performance objective has been achieved.

(f)  Acceleration of Vesting

The vesting of one or more outstanding Options may be accelerated by the Plan Administrator at such times and in such amounts as it shall determine in its sole discretion. The vesting of Options also shall be accelerated under the circumstances described in Sections 5(m) and 5(n) below.

(g)  Term of Option.

Vested Options shall terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (i) the expiration of the Option, as designated by the Plan Administrator in accordance with Section 5(d) above; (ii) the date of an Optionee's termination of employment or contractual relationship with the Company or any Related Corporation for cause (as determined in the sole discretion of the Plan Administrator);
(iii) the expiration of ninety (90) days from the date of an Optionee's termination of employment or contractual relationship with the Company or any Related Corporation for any reason whatsoever other than cause, death or Disability (as defined below) unless, the exercise period is extended by the Plan Administrator until a date not later than the expiration date of the Option; or
(iv) the expiration of one year from (A) the date of death of the Optionee or (B) cessation of an Optionee's employment or contractual relationship by reason of Disability (as defined below) unless, the exercise period is extended by the Plan Administrator until a date not later than the expiration date of the Option. If an Optionee's employment or contractual relationship is terminated by death, any Option held by the Optionee shall be exercisable only by the person or persons to whom such Optionee's rights under such Option shall pass by the Optionee's will or by the laws of descent and distribution of the state or county of the Optionee's domicile at the time of death. For purposes of the Plan, unless otherwise defined in the Agreement, "Disability" shall mean any physical, mental or other health condition which substantially impairs the Optionee's ability to perform his or her assigned duties for one hundred twenty (120) days or more in any two hundred forty (240) day period or that can be expected to result in death. The Plan Administrator shall determine whether an Optionee has incurred a Disability on the basis of medical evidence acceptable to the Plan Administrator. Upon making a determination of Disability, the Plan Administrator shall, for purposes of the Plan, determine the date ofan Optionee's termination of employment or contractual relationship.

Unless accelerated in accordance with Section 5(f) above, unvested Options shall terminate immediately upon termination of employment of the Optionee by the Company for any reason whatsoever, including death or Disability. For purposes of this Plan, transfer of employment between or among the Company and/or any Related Corporation shall not be deemed to constitute a termination of employment with the Company or any Related Corporation. For purposes of this subsection with respect to Incentive Stock Options, employment shall be deemed to continue while the Optionee is on military leave, sick leave or other bona fide leave of absence (as determined by the Plan Administrator). The foregoing notwithstanding, employment shall not be deemed to continue beyond the first ninety (90) days of such leave, unless the Optionee's re-employment rights are guaranteed by statute or by contract.

(h)  Exercise of Options.

Options shall be exercisable, either all or in part, at any time after vesting, until termination; provided, however, that any Optionee who is subject to the reporting and liability provisions of Section 16 of the Exchange Act with respect to the Common Stock shall be precluded from selling or transferring any Common Stock or other security underlying an Option during the six (6) months immediately following the grant of that Option. If less than all of the shares included in the vested portion of any Option are purchased, the remainder may be purchased at any subsequent time prior to the expiration of the Option term. No portion of any Option for less than one hundred (100) shares (as adjusted pursuant to Section 5(m) below) may be exercised; provided, that if the vested portion of any Option is less than one hundred (100) shares, it may be exercised with respect to all shares for which it is vested. Only whole shares may be issued pursuant to an Option, and to the extent that an Option covers less than one (1) share, it is unexercisable. Options or portions thereof may be exercised by giving written notice to the Company, which notice shall specify the number of shares to be purchased, and be accompanied by payment in the amount of the aggregate exercise price for the Common Stock so purchased, which payment shall be in the form specified in Section 5(i) below. The Company shall not be obligated to issue, transfer or deliver a certificate of Common Stock to the Holder of any Option, until provision has been made by the Holder, to the satisfaction of the Company, for the payment of the aggregate exercise price for all shares for which the Option shall have been exercised and for satisfaction of any tax with holding obligations associated with such exercise. During the lifetime of an Optionee, Options are exercisable only by the Optionee or a transferee who takes title to the Option in the manner permitted by Subsection 5(k) hereof.

(i)  Payment upon Exercise of Option.

Upon the exercise of any Option, the aggregate exercise price shall be paid to the Company in cash or by certified or cashier's check. In addition, the Holder may pay for all or any portion of the aggregate exercise price by complying with one or more of the following alternatives:

(1) by delivering to the Company shares of Common Stock previously held by such Holder, or by the Company withholding shares of Common Stock otherwise deliverable pursuant to exercise of the Option, which shares of Common Stock received or withheld shall have a fair market value at the date of exercise (as determined by the Plan Administrator) equal to the aggregate exercise price to be paid by the Optionee upon such exercise;

(2) by delivering a properly executed exercise notice together with irrevocable instructions to a broker to promptly deliver to the Company the amount of sale or loan proceeds to pay the exercise price; or

(3) by complying with any other payment mechanism approved by the Plan Administrator at the time of exercise.

(j)  Rights as a Shareholder.

A Holder shall have no rights as a shareholder with respect to any shares covered by an Option until such Holder becomes a record holder of such shares, irrespective of whether such Holder has given notice of exercise. Subject to the provisions of Sections 5(m) and 5(n) hereof, no rights shall accrue to a Holder and no adjustments shall be made on account of dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights declared on, or created in, the Common Stock for which the record date is prior to the date the Holder becomes a record holder of the shares of Common Stock covered by the Option, irrespective of whether such Holder has given notice of exercise.

(k)  Transfer of Option.

Options granted under this Plan and the rights and privileges conferred by this Plan may not be transferred, assigned, pledged or hypothecated in any manner (whether by operation of law or otherwise) other than by will, by applicable laws of descent and distribution or (except in the case of an Incentive Stock Option) pursuant to a qualified domestic relations order, and shall not be subject to execution, attachment or similar process; provided however, that any Agreement may provide or be amended to provide that the Option to which it relates is transferrable without payment of consideration to immediate family members of the Optionee or to trusts or partnerships established exclusively for the benefit of the Optionee and the Optionee's immediate family members. Upon any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of any Option or of any right or privilege conferred by this Plan contrary to the provisions hereof, or upon the sale, levy or any attachment or similar process upon the rights and privileges conferred by this Plan, such Option shall thereupon terminate and become null and void.

(l)  Securities Regulation and Tax Withholding.

(1) Shares shall not be issued with respect to an Option unless the exercise of such Option and the issuance and delivery of such shares shall comply with all relevant provisions of law, including, without limitation, any applicable state securities laws, the Securities Exchange Act of 1933, as amended, the Exchange Act, the rules and regulations thereunder and the requirements of any stock exchange upon which such shares may then be listed, and such issuance shall be further subject to the approval of counsel for the Company with respect to such compliance, including the availability of an exemption from registration for the issuance and sale of such shares. The inability of the Company to obtain from any regulatory body the authority deemed by the Company to be necessary for the lawful issuance and sale of any shares under this Plan, or the unavailability of an exemption from registration for the issuance and sale of any shares under this Plan, shall relieve the Company of any liability with respect to the non-issuance or sale of such shares.

As a condition to the exercise of an Option, the Plan Administrator may require the Holder to represent and warrant in writing at the time of such exercise that the shares are being purchased only for investment and without any then-present intention to sell or distribute such shares. At the option of the Plan Administrator, a stop-transfer order against such shares may be placed on the stock books and records of the Company, and a legend indicating that the stock may not be pledged, sold or otherwise transferred unless an opinion of counsel is provided stating that such transfer is not in violation of any applicable law or regulation, may be stamped on the certificates representing such shares in order to assure an exemption from registration. The Plan Administrator also may require such other documentation as may from time to time be necessary to comply with federal and state securities laws. THE COMPANY HAS NO OBLIGATION TO UNDERTAKE REGISTRATION OF OPTIONS OR THE SHARES OF STOCK ISSUABLE UPON THE EXERCISE OF OPTIONS.

(2) The Holder shall pay to the Company by certified or cashier's check, promptly upon exercise of an Option or, if later, the date that the amount of such obligations becomes determinable, all applicable federal, state, local and foreign withholding taxes that the Plan Administrator, in its discretion, determines to result upon exercise of an Option or from a transfer or other disposition of shares of Common Stock acquired upon exercise of an Option or otherwise related to an Option or shares of Common Stock acquired in connection with an Option. Upon approval of the Plan Administrator, a Holder may satisfy such obligation by complying with one or more of the following alternatives selected by the Plan
Administrator:

(A) by delivering to the Company shares of Common Stock previously held by such Holder or by the Company withholding shares of Common Stock otherwise deliverable pursuant to the exercise of the Option, which shares of Common Stock received or withheld shall have a fair market value at the date of exercise (as determined by the Plan Administrator) equal to the tax obligation to be paid by the Optionee upon such exercise; provided that if the Holder is an Insider or if beneficial ownership of the shares issuable upon exercise of the Option is attributable to an Insider pursuant to the regulations under Section 16 of the Exchange Act, the Holder will have executed, by a date not later than six (6) months prior to the date of exercise, an irrevocable election to satisfy its obligations under this Paragraph 2 through the Company withholding shares of Common Stock otherwise deliverable pursuant to the exercise of the Option;

(B)  by executing appropriate loan documents approved by the Plan
Administrator by which the Holder borrows funds from the Company to pay the withholding taxes due under this Paragraph 2, with such repayment terms as the Plan Administrator shall select;or

(C) by complying with any other payment mechanism approved by the Plan Administrator from time to time.

(3) The issuance, transfer or delivery of certificates of Common Stock pursuant to the exercise of Options may be delayed, at the discretion of the Plan Administrator, until the Plan Administrator is satisfied that the applicable requirements of the federal and state securities laws and the withholding provisions of the Code have been met.

(m)  Stock Dividend, Reorganization or Liquidation.

(1) If (i) the Company shall at any time be involved in a transaction described in Section 424(a) of the Code (or any successor provision) or any "corporate transaction" described in the regulations thereunder; (ii) the Company shall declare a dividend payable in, or shall subdivide or combine, its Common Stock or (iii) any other event with substantially the same effect shall occur, the Plan Administrator shall, with respect to each outstanding Option, proportionately adjust the number of shares of Common Stock subject to such Option and/or the exercise price per share so as to preserve the rights of the Holder substantially proportionate to the rights of the Holder prior to such event, and to the extent that such action shall include an increase or decrease in the number of shares of Common Stock subject to outstanding Options, the number of shares available under Section 4 of this Plan and the number of shares of Common Stock underlying Options to be granted pursuant to Section 6 hereof shall automatically be increased or decreased, as the case may be, proportionately, without further action on the part of the Plan Administrator, the Company, the Company's shareholders, or any Holder.

(2) If the Company shall at any time declare an extraordinary dividend with respect to the Common Stock, whether payable in cash or other property, the Plan Administrator may, in the exercise of its sole discretion and with respect to each outstanding Option, proportionately adjust the number of shares of Common Stock subject to such Option and/or adjust the exercise price per share so as to preserve the rights of the Holder substantially proportionate to the rights of the Holder prior to such event, and to the extent that such action shall include an increase or decrease in the number of shares of Common Stock subject to outstanding Options, the number of shares available under Section 4 of this Plan and the number of shares of Common Stock underlying Options to be granted pursuant to Section 6 hereof shall automatically be increased or decreased, as the case may be, proportionately, without further action on the part of the Plan Administrator, the Company, the Company's shareholders, or any Holder.

(3) If the Company is liquidated or dissolved, the Plan Administrator may allow the Holders of any outstanding Options to exercise all or any part of the unvested portion of the Options held by them; provided, however, that such Options must be exercised prior to the effective date of such liquidation or dissolution. If the Holders do not exercise their Options prior to such effective date, each outstanding Option shall terminate as of the effective date of the liquidation or dissolution.

(4) The foregoing adjustments in the shares subject to Options shall be made by the Plan Administrator, or by any successor administrator of this Plan, or by the applicable terms of any assumption or substitution document.

(5) The grant of an Option shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure, to merge, consolidate or dissolve, to liquidate or to sell or transfer all or any part of its business or assets.

(n)  Change in Control

(1) Any and all Options that are outstanding under the Plan at the time of occurrence of any of the events described in Subparagraphs
(A), (B), (C) and (D) below (an "Eligible Option") shall become immediately vested and fully exercisable for the periods indicated (each such exercise period referred to as an "Acceleration Window"):

(A) For a period of forty-five (45) days beginning on the day on which any Person together with all Affiliates and Associates (as such terms are defined below) of such Person shall become the Beneficial Owner (as defined below) of twenty-five percent (25%) or more of the shares of Common Stock then outstanding, but shall not include the Corporation, any subsidiary of the Corporation, any employee benefit plan of the Corporation or of any subsidiary of the Corporation, or any Person or entity organized, appointed or established by the Corporation for or pursuant to the terms of any such employee benefit plan;

(B) Beginning on the date that a tender or exchange offer for Common Stock by any Person (other than the Corporation, any subsidiary of the Corporation, any employee benefit plan of the Corporation or of any subsidiary of the Corporation, or any Person or entity organized, appointed or established by the Corporation for or pursuant to the terms of any such employee benefit plan) is first published or sent or given within the meaning of Rule 14d-2 under the Exchange Act and continuing so long as such offer remains open (including any extensions or renewals of such offer), unless by the terms of such offer the offeror, upon consummation thereof, would be the Beneficial Owner of less than thirty percent (30%) of the shares of Common Stock then outstanding;

(C) For a period of twenty (20) days beginning on the day on which the shareholders of the Corporation (or, if later, approval by the shareholders of any Person) duly approve any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than fifty percent (50%) of the outstanding shares of Common Stock into securities of any Person, or cash, or property, or a combination of any of the foregoing; or

(D) For a period of twenty (20) days beginning on the day on which, at any meeting of the shareholders of the Company involving a contest for the election of directors, individuals constituting a majority of the Board of Directors who were not the Board of Director's nominees for election immediately prior to the meeting are elected; provided, however, that with respect to the events specified in Subparagraphs (A), (B) and (C) above, such accelerated vesting shall not occur if the event that would otherwise trigger the accelerated vesting of Eligible Options has received the prior approval of a majority of all of the directors of the Corporation, excluding for such purposes the votes of directors who are directors or officers of, or have a material financial interest in any Person (other than the Corporation) who is a party to the event specified in Subparagraph (A), (B) or (C) above which otherwise would trigger acceleration of vesting and provided, further, that no Option which is to be converted into an option to purchase shares of Exchange Stock as stated at item (3) below shall be accelerated pursuant to this Section 5(n).

(2) The exercisability of any Eligible Option which remains unexercised following expiration of an Acceleration Window shall be governed by the vesting schedule and other terms of the Agreement representing such Option.

(3) If the shareholders of the Corporation receive shares of capital stock of another Person ("Exchange Stock") in exchange for or in place of shares of Common Stock in any transaction involving any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of all or substantially all outstanding shares of Common Stock into Exchange Stock, then at the closing of such transaction all Options granted hereunder shall be converted into options to purchase shares of Exchange Stock unless the Corporation (by the affirmative vote of a majority of all of the directors of the Corporation, excluding for such purposes the votes of directors who are directors or officers of, or have a material financial interest in the Person issuing the Exchange Stock and any Affiliate of such Person), in its sole discretion, determines that any or all such Options granted hereunder shall not be so converted but instead shall terminate. The amount and price of converted Options shall be determined by adjusting the amount and price of the Options granted hereunder in the same proportion as used for determining the shares of Exchange Stock the holders of the Common Stock received in such merger, consolidation, reorganization or other transaction. Unless altered by the Plan Administrator, the vesting schedule set forth in the Option Agreement shall continue to apply to the Options granted for Exchange Stock. For the purposes of this Subsection 5(n): (i) "Person" shall include any individual, firm, corporation, partnership or other entity; (ii) "Affiliate" and "Associate" shall have the meanings assigned to them in Rule 12b-2 under the Exchange Act; and (iii) "Beneficial Owner" shall have the meaning assigned to it in Rule 16a-1 under the Exchange Act.

6.  NON-EMPLOYEE DIRECTORS.

Directors who are not also employees of the Company ("Non-Employee Directors") shall be eligible to receive options under the Plan only in accordance with the terms and conditions of this Section 6.

(a)  Number of Shares and Date of Grant

Concurrent with election to the Board of Directors, and so long as shares are available for grant pursuant to Section 4, each Non-Employee Director shall automatically receive an option to purchase 2,500 shares of Common Stock, subject to adjustment as set forth in Section 5(m) hereof. Every first Wednesday in May for so long as shares are available for grant pursuant to Section 4, each Non-Employee Director who was a director of the Company as of December 31 of the immediately preceding year shall receive an additional option to purchase 2,500 shares of Common Stock, subject to adjustment as set forth in Section 5(m) hereof. In addition, each Non-Employee Director holding office on the date of approval of this Plan by the Company's shareholders shall receive an option (a "Recognition Option") to purchase up to the number of shares of Common Stock equal to the product of (x) 2,500, multiplied by (y) the number of complete years of continuous service of such person as a Non-Employee Director, subject to adjustment as set forth in
Section 5(m) hereof. Options granted pursuant to this Section 6 shall be Non-Qualified Stock Options.

(b)  Option Price

The exercise price of Options granted under this Section 6 shall be the fair market value of the Company's Common Stock on the Date of Grant. For the purposes of this Section, the term "fair market value" on any given day means: (i) if the Common Stock is listed on a national securities exchange, the average of the high and low prices of the Common Stock of the Company on such exchange; or (ii) if the Common Stock is quoted in the over-the-counter securities market, the last sale price of the Common Stock as quoted by NASDAQ National Market System or, if the Common Stock is not quoted in the National Market System, the mean between the closing bid and asked prices of Common Stock as quoted by NASDAQ.

(c)  Vesting

In order to ensure that the Company will receive the benefits contemplated in exchange for the Options, no Option granted under this Section 6 shall be exercisable until it has vested. Options (other than Recognition Options) shall vest and become exercisable as follows: forty percent (40%) on the Date of Grant; thirty percent (30%) on the first anniversary of the Date of Grant; and thirty percent (30%) on the second anniversary of the Date of Grant. Recognition Options shall vest according to the same schedule but assuming that the Recognition Options had been granted in annual increments of 2,500 shares beginning on the first Wednesday in May of each of the calendar years following the Optionee's initial election to the Board of Directors.

(d)  Term of Option

Options shall terminate, to the extent not previously exercised, upon the occurrence of the first of the following events:

(i)   ten (10) years from the Date of Grant;

(ii) the expiration of ninety (90) days from the date of Optionee's termination as a Director of the Company for any reason other than death or Disability (as defined below); or

(iii) the expiration of one (1) year from the date of death of Optionee or the cessation of Optionee's service as a Director by reason of Disability (as defined below).

For purposes of this Section 6, unless otherwise defined in the Agreement, "Disability" shall mean any physical, mental or other health condition which substantially impairs the Optionee's ability to perform his or her duties as a director of the Company for one hundred twenty (120) days or more in any two hundred forty (240) day period or that can be expected to result in death.

(e)  Other Terms

Except as otherwise provided in this Section 6, all Options granted to Non-Employee Directors shall be subject to the provisions of the Plan, including Section 5.

(f)  Amendments

The provisions of this Section 6 shall not be amended more than once every six (6) months, other than to comport with changes in the Code, the Employee Retirement Income Security Act, or the rules thereunder.

7.  EFFECTIVE DATE; TERM.

This Plan shall be effective as of February 15, 1995. Incentive Stock Options may be granted by the Plan Administrator from time to time thereafter until February 14, 2005. Non-Qualified Stock Options may be granted until this Plan is terminated by the Board in its sole discretion. Termination of this Plan shall not terminate any Option granted prior to such termination. Any Options granted by the Plan Administrator prior to the approval of this Plan by the shareholders of the Company shall be granted subject to ratification of this Plan by the shareholders of the Company within twelve (12) months after this Plan is adopted by the Board. The Plan Administrator may require any shareholder approval that it considers necessary for the Company to comply with or to avail the Company and/or the Optionees of the benefits of any securities, tax, market listing or other administrative or regulatory requirement. If such shareholder ratification is sought within twelve (12) months after this Plan is adopted by the Board and such shareholder ratification is not obtained, each and every Option granted under this Plan shall be null and void and shall convey no rights to the Holder thereof.

8.  NO OBLIGATIONS TO EXERCISE OPTION.

The grant of an Option shall impose no obligation upon the Optionee to exercise such Option.

9.  NO RIGHT TO OPTIONS OR TO EMPLOYMENT.

Except for the grant of options pursuant to Section 6 hereof, whether or not any Options are to be granted under this Plan shall be exclusively within the discretion of the Plan Administrator, and nothing contained in this Plan shall be construed as giving any person any right to participate under this Plan. The grant of an Option shall in no way constitute any form of agreement or understanding binding on the Company or any Related Company, express or implied, that the Company or any Related Company will employ or contract with an Optionee for any length of time, nor shall it interfere in any way with the Company's or, where applicable, a Related Company's right to terminate Optionee's employment at any time, which right is hereby reserved.

10.  APPLICATION OF FUNDS.

The proceeds received by the Company from the sale of Common Stock issued upon the exercise of Options shall be used for general corporate purposes, unless otherwise directed by the Board.

11.  INDEMNIFICATION OF PLAN ADMINISTRATOR.

In addition to all other rights of indemnification they may have as members of the Board, members of the Plan Administrator shall be indemnified by the Company for all reasonable expenses and liabilities of any type or nature, including attorneys' fees, incurred in connection with any action, suit or proceeding to which they or any of them are a party by reason of, or in connection with, this Plan or any Option granted under this Plan, and against all amounts paid by them in settlement thereof (provided that such settlement is approved by independent legal counsel selected by the Company), except to the extent that such expenses relate to matters for which it is adjudged that such Plan Administrator member is liable for willful misconduct; provided, that within fifteen (15) days after the institution of any such action, suit or proceeding, the Plan Administrator member involved therein shall, in writing, notify the Company of such action, suit or proceeding, so that the Company may have the opportunity to make appropriate arrangements to prosecute or defend the same.

12.  AMENDMENT OF PLAN.

Except as set forth in Section 6 hereof, the Plan Administrator may, at any time, modify, amend or terminate this Plan or modify or amend Options granted under this Plan, including, without limitation, such modifications or amendments as are necessary to maintain compliance with applicable statutes, rules or regulations; provided however, no amendment with respect to an outstanding Option which has the effect of reducing the benefits afforded to the Holder thereof shall be made over the objection of such Holder; further provided, that the events triggering acceleration of vesting of outstanding Options may be modified, expanded or eliminated without the consent of Holders. The Plan Administrator may condition the effectiveness of any such amendment on the receipt of shareholder approval at such time and in such manner as the Plan Administrator may consider necessary for the Company to comply with or to avail the Company and/or the Optionees of the benefits of any securities, tax, market listing or other administrative or regulatory requirement. Without limiting the generality of the foregoing, the Plan Administrator may modify grants to persons who are eligible to receive Options under this Plan who are foreign nationals or employed outside the United States to recognize differences in local law, tax policy or custom.


Date Approved by Board of Directors of Company:  February 15, 1995.

Date Approved by Shareholders of Company:  May 16, 1995.

                          EXHIBIT 10.27
                       CARVER CORPORATION
                     1995 STOCK BONUS PLAN

This 1995 Stock Bonus Plan (the "Plan") provides for the grant of bonuses consisting of shares of common stock, $.01 par value (the "Common Stock"), of Carver Corporation, a Washington corporation (the "Company"). Bonuses granted under this plan shall be Restricted Bonuses or Unrestricted Bonuses as defined in Section 5(a) of the Plan.

1. PURPOSES. The purposes of this Plan are to reward directors, valued key employees and consultants of the Company and such other persons as the Plan Administrator shall select in accordance with
Section 3 below for their services to the Company, to enable such persons to acquire a greater proprietary interest in the Company, thereby strengthening their incentive to achieve the objectives of the shareholders of the Company, and to serve as an aid and inducement in the hiring of new employees.

 2. ADMINISTRATION. This Plan shall be administered by the Board of Directors of the Company (the "Board") if each director is a "disinterested person" (as defined below). If all directors are not disinterested persons, the Plan shall be administered by a committee designated by the Board and composed of two (2) or more members of the Board who are disinterested persons, which committee (the "Committee") may be an executive, compensation or other committee, including a separate committee especially created for this purpose. "Disinterested person" shall have the meaning assigned to it under Rule 16b-3 (as amended from time to time) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any successor rule or regulatory requirement ("Rule 16b-3"). The Committee shall have the powers and authority vested in the Board hereunder (including the power and authority to interpret any provision of this Plan or of any Bonus). The members of any such Committee shall serve at the pleasure of the Board. A majority of the members of the Committee shall constitute a quorum, and all actions of the Committee shall be taken by a majority of the members present. Any action may be taken by a written instrument signed by all of the members of the Committee and any action so taken shall be fully effective as if it had been taken at a meeting. The Board, or any committee thereof appointed to administer the Plan, is referred to herein as the "Plan Administrator".

Subject to the provisions of this Plan, and with a view to effecting its purpose, the Plan Administrator shall have sole authority, in its absolute discretion, to (a) construe and interpret this Plan; (b) define the terms used in this Plan; (c) prescribe, amend and rescind rules and regulations relating to this Plan; (d) correct any defect, supply any omission or reconcile any inconsistency in this Plan; (e) determine the individuals to whom Bonuses shall be granted under this Plan and whether the Bonus shall be a Restricted Bonus or an Unrestricted Bonus; (f) determine the time or times at which Bonuses shall be granted under this Plan; (g) determine the number of shares of Common Stock covered by each Bonus; (h) determine all other terms and conditions of Bonuses; and (i) make all other determinations necessary or advisable for the administration of this Plan. All decisions, determinations and interpretations made by the Plan Administrator shall be binding and conclusive on all participants in this Plan and on their legal representatives, heirs and beneficiaries.

The Plan Administrator shall have no authority, discretion or power to award bonuses hereunder to directors of the Company. Benefits for such persons shall accrue solely in accordance with Section 6 hereof.

The Board or the Committee may delegate to one or more executive officers of the Company the authority to grant Bonuses under this Plan to employees of the Company who, on the Date of Grant, are not subject to Section 16(b) of the Exchange Act with respect to the Common Stock ("Non-Insiders"), and in connection therewith the authority to determine the number of shares of Common Stock covered by such Bonus and all other terms and conditions of such Bonuses. Unless expressly approved in advance by the Board or the Committee, such delegation of authority shall not include the authority to alter the terms of outstanding Bonuses. The term "Plan Administrator" when used in any provision of this Plan other than Sections 2 and 12 shall be deemed to refer to the Board or the Committee, as the case may be, and an executive officer who has beenauthorized to grant Bonuses pursuant hereto, insofar as such provision may be applied to Non-Insiders and Bonuses granted to Non-Insiders.

3. ELIGIBILITY. Bonuses may be granted to any individual who, at the time the Bonus is granted, is an employee of the Company or any Related Corporation (as defined below), including employees who are directors of the Company ("Employees"), and to such other persons as the Plan Administrator shall select. Bonuses shall be granted hereunder to directors who are not employees of the Company or any Related Corporation, but solely on the terms and conditions set forth in Section 6 hereof. During each calendar year of the term of the Plan, no person shall be eligible to receive Bonuses covering more than 100,000 shares of Common Stock (subject to adjustment in the event of a stock split, stock dividend, recapitalization, reorganization or similar event). Any person to whom a Bonus is granted under this Plan is referred to as a "Grantee".

As used in this Plan, the term "Related Corporation", shall mean any corporation (other than the Company) that is a "Parent Corporation" of the Company or "Subsidiary Corporation" of the Company, as those terms are defined in Sections 424(e) and 424(f), respectively, of the Internal Revenue Code of 1986, as amended (or any successor provisions) (the "Code"), and the regulations thereunder (as amended from time to time).

4. STOCK. In each year during the term of the Plan, the Plan Administrator is authorized to grant Bonuses to acquire an amount of shares of the Company's authorized but unissued, or reacquired, Common Stock equal in amount to one percent (1%) of the number of issued and outstanding shares of Common Stock on the record date for the meeting of shareholders of the Company at which this Plan is approved, in the case of 1995, and on January 1 of each year thereafter. The number of shares with respect to which Bonuses may be granted in each year hereunder is subject to adjustment in the event of a stock split, stock dividend, recapitalization, reorganization or similar event. In the event that any outstanding Bonus is forfeited for any reason, the shares of Common Stock allocable to the forfeited portion of such Bonus may again be subject to a Bonus to the same Grantee or to a different person eligible under Section 3 of this Plan. Shares of Common Stock granted to a Grantee pursuant to a Bonus are referred to herein as "Bonus Shares".

5.  TERMS AND CONDITIONS OF BONUSES.

(a)  Grant of Bonus.  The Plan Administrator may grant to a Grantee
(i) Bonus Shares subject to the restrictions described in Section 5(c) hereof (such grant a "Restricted Bonus" and such shares "Restricted Bonus Shares"); or (ii) Bonus Shares which are not subject to the restrictions described in Section 5(c) hereof (such grant an "Unrestricted Bonus" and such shares "Unrestricted Bonus Shares"). The Grantee shall pay no consideration for Restricted Bonus Shares or Unrestricted Bonus Shares.
(b) Bonus Agreement. As soon as practicable after the date of a Bonus grant, the Company and the Grantee shall enter into a written agreement (a "Bonus Agreement") identifying the date of grant, and specifying the terms and conditions of the Bonus. Any Bonus under this Plan shall be governed by the terms of the Plan and the applicable Bonus Agreement.

(c)  Restricted Bonus Shares.

(i) Restrictions. Subject to the provisions of the Plan and the Bonus Agreement, during the period (the "Restriction Period"), if any, set by the Plan Administrator at the time of award of the Bonus (the "Date of Grant"), commencing with, and not exceeding ten
(10) years from, the Date of Grant, the Grantee shall not be permitted to sell, assign, transfer, pledge or otherwise encumber Restricted Bonus Shares. Within these limits, the Plan Administrator may provide for the lapse of such restrictions in installments and may accelerate or waive such restrictions, in whole or in part, based on service, performance or such other factors or criteria as the Plan Administrator may determine.

(ii) Dividends on Restricted Bonus Shares. Unless otherwise determined by the Plan Administrator, with respect to dividends on Restricted Bonus Shares, dividends payable in cash shall be paid to the Grantee and dividends payable in Common Stock shall be paid in the form of Restricted Bonus Shares. The payment of share dividends in additional Restricted Bonus Shares shall only be permissible if sufficient shares of Common Stock are available under Section 4 for such reinvestment.

(iii) Termination. Except to the extent otherwise provided in the Bonus Agreement and pursuant to Section 5(c)(i), in the event the Grantee ceases to be, for any reason, employed by, or a consultant to, the Company or a Related Corporation (such event a"Termination") during the Restriction Period, all Restricted Bonus Shares then subject to restriction shall be forfeited by the Grantee.

(iv) Escrow and Voting of Restricted Bonus Shares. As soon as practicable following the Grant Date, the appropriate officers of the Company shall prepare, issue and deliver certificate(s) representing Restricted Bonus Shares to the Chief Financial Officer or General Counsel of the Company (the "Administrative Executive") to be held by such person in accordance with this paragraph. Any grant of Resticted Bonus Shares under this Plan shall be made conditioned on the Grantee's delivery to the Administrative Executive of stock power(s) duly transferring ownership of the Restricted Bonus Shares to the Company. The Administrative Executive shall deliver the share certificate(s) and stock power(s) to the Grantee only following the receipt of written certification from the Plan Administrator that the Restricted Period relating to the Restricted Bonus Shares has expired. Pending the delivery of share certificates representing Restricted Bonus Shares to the Grantee as provided in this paragraph 5(c)(iv) or the forfeiture of such shares as provided in paragraph 5(c)(iii), the Grantee shall be entitled to vote such shares.

(d) Performance Goals. Any Bonus may be granted either alone or in addition to other Bonuses granted under the Plan. The Plan Administrator may condition the grant of any Bonus upon the attainment of specified performance goals or such other factors or criteria, including continued employment or consulting, as the Plan Administrator shall determine. Performance objectives may vary from Grantee to Grantee and among groups of Grantees and shall be based upon such Company, subsidiary, group or division factors or criteria as the Plan Administrator may deem appropriate, including, but not limited to, earnings per share or return on equity. The other provisions of Bonuses also need not be the same with respect to each recipient. Unless specified otherwise in the Plan or by the Plan Administrator, the date of grant of a Bonus shall be the date of action by the Plan Administrator to grant the Bonus.

(e) Right of Repurchase. At the option of the Plan Administrator, Bonus Shares issued under this Plan may be subject to a right of repurchase in favor of the Company upon Termination (as defined in Section 5(c)(iii) hereof) of the Grantee. The terms and conditions of such right of repurchase, if any, shall be set forth in the Bonus Agreement.

(f)  Securities Regulation and Tax Withholding.

(i) Bonus Shares shall not be issued with respect to a Bonus, unless the grant of such Bonus and the issuance and delivery of such Bonus Shares shall comply with all relevant provisions of law, including, without limitation, any applicable state securities laws, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations thereunder and the requirements of any stock exchange or quotation system upon which such Bonus Shares may then be listed or quoted, and such issuance shall be further subject to the approval of counsel for the Company with respect to such compliance, including the availability of an exemption from registration for the issuance of such Bonus Shares. The inability of the Company to obtain from any regulatory body the authority deemed by the Company to be necessary for the lawful issuance of any Bonus Shares under this Plan, or the unavailability of an exemption from registration for the issuance of any Bonus Shares under this Plan, shall relieve the Company of any liability with respect to the non-issuance of such Bonus Shares.

As a condition to the issuance of Bonus Shares, the Plan Administrator may require the Grantee to represent and warrant in writing at the time of such issuance that such Bonus Shares are being acquired only for investment and without any then-present intention to sell or distribute such Bonus Shares. At the option of the Plan Administrator, a stop-transfer order against such Bonus Shares may be placed on the stock books and records of the Company, and a legend indicating that the Bonus Shares may not be pledged, sold or otherwise transferred, unless an opinion of counsel is provided stating that such transfer is not in violation of any applicable law or regulation, may be stamped on the certificates representing such Bonus Shares in order to assure an exemption from registration. The Plan Administrator also may require such other documentation as may from time to time be necessary to comply with federal and state securities laws. THE COMPANY HAS NO OBLIGATION TO UNDERTAKE REGISTRATION OF BONUS SHARES.

(ii) The Grantee shall pay to the Company by certified or cashier's check, promptly upon grant of a Bonus or, if later, the date that the amount of such obligations becomes determinable (in either case, the "Tax Date"), all applicable federal, state, local and foreign withholding taxes that the Plan Administrator, in its discretion, determines to result upon grant of a Bonus, lapse of restrictions on transfer of Restricted Bonus Shares, transfer or other disposition of Bonus Shares or otherwise related to a Bonus or Bonus Shares. Upon approval of the Plan Administrator, a Grantee may satisfy such obligation by complying with one or more of the following alternatives selected by the Plan Administrator:

(A) by delivering to the Company shares of Common Stock previously held by such Grantee or by the Company withholding Bonus Shares otherwise issuable pursuant to the Bonus, which have a fair market value at the Tax Date (as determined by the Plan Administrator) equal to the tax obligation to be paid by the Grantee on such Tax Date; provided, that if the Grantee is an Insider or if beneficial ownership of Bonus Shares is attributable to an Insider pursuant to the regulations under Section 16 of the Exchange Act, the Grantee will have executed, by a date not later than six (6) months prior to the Tax Date, an irrevocable election to satisfy its obligations under this Paragraph (ii) through the Company withholding shares of Common Stock otherwise deliverable pursuant to the Bonus;

(B) by executing appropriate loan documents approved by the Plan Administrator by which the Grantee borrows funds from the Company to pay the withholding taxes due under this Paragraph (ii), with such repayment terms as the Plan Administrator shall select; or

(C) by complying with any other payment mechanism approved by the Plan Administrator from time to time.

(iii) The issuance, transfer or delivery of certificates representing Bonus Shares may be delayed, at the discretion of the Plan Administrator, until the Plan Administrator is satisfied that the applicable requirements of the federal and state securities laws and the withholding provisions of the Internal Revenue Code have been met.

(g) Adjustment of Bonuses; Waivers. The Plan Administrator may adjust the restrictions, performance goals and measurements applicable to Bonuses (i) to take into account changes in law and accounting and tax rules; (ii) to make such adjustments as the Plan Administrator deems necessary or appropriate to reflect the inclusion or exclusion of the impact of extraordinary or unusual items, events or circumstances in order to avoid windfalls or hardships; and (iii) to make such adjustments as the Plan Administrator deems necessary or appropriate to reflect any material changes in business conditions. In the event of hardship or other special circumstances of a Grantee and otherwise in its discretion, the Plan Administrator may waive in whole or in part any or all restrictions, conditions, vesting or forfeiture with respect to any Bonus granted to such Grantee. The provisions of this Section 5(g) shall not apply to Bonuses granted under Section 6 hereof.

(h) Non-Competition. The Plan Administrator, in addition to any other requirement it may impose, may condition any discretionary adjustment or waiver pursuant Section 5(g) hereof upon a Grantee's agreement to (i) not engage in any business or activity competitive with any business or activity conducted by the Company; and (ii) be available for consultations at the request of the Company's management, all on such terms and conditions (including conditions in addition to (i) and (ii)) as the Plan Administrator may determine.

(i) Rights as Shareholder. Unless the Plan or the Plan Administrator expressly specifies otherwise, a Grantee shall have no rights as a shareholder with respect to any Bonus Shares until the issuance (as evidenced by the appropriate entry on the books of the Company or a duly authorized transfer agent) of a certificate representing the Bonus Shares. Subject to Sections 4 and 5(c)(ii), no adjustment shall be made for dividends or other rights for which the record date is prior to the date the certificate is issued.

(j) Beneficiary Designation. The Plan Administrator, in its discretion, may establish procedures for a Grantee to designate a beneficiary to whom any Bonus Shares issuable or amounts payable in the event of the Grantee's death are to be issued or paid.

(k) Transfer Limitation on Stock. In addition to any other transfer restrictions which may be imposed under the Plan or any Bonus Agreement, a Grantee who is an Insider may not sell or otherwise transfer, in whole or in part, any Bonus Shares prior to the six-month anniversary of the issuance of such Bonus Shares, unless the Plan Administrator determines that the foregoing provisions are not necessary to make the transaction exempt from
Section 16(b) of the Exchange Act pursuant to Rule 16b-3.

6. NON-EMPLOYEE DIRECTORS. Directors who are not also employees of the Company ("Non-Employee Directors") shall be eligible to receive Bonuses under the Plan only in accordance with the terms and conditions of this Section 6.

On each February 15, May 15, August 15 and November 15, following shareholder approval of this Plan and for so long thereafter as shares are available for grant pursuant to Section 4, each person who served as a Non-Employee Director during the then most recently completed calendar quarter shall receive 250 Bonus Shares. Any person who served as a Non-Employee Director for less than the entire quarter shall receive a pro-rated number of Bonus Shares based on the number of days of service as a Non-Employee Director during such quarter.

7. EFFECTIVE DATE; TERM. This Plan shall be effective as of February 15, 1995. Bonuses may be granted by the Plan Administrator from time to time thereafter until February 15, 2005, or until this Plan is terminated by the Board in its sole discretion.
Termination of this Plan shall not terminate any Bonus granted prior to such termination. No Bonuses shall be granted hereunder to directors of the Company pursuant to Section 6 hereof or to Insiders prior to the approval of this Plan by the shareholders of the Company. The Plan Administrator may require any shareholder approval that it considers necessary for the Company to comply with or to avail the Company and/or the Optionees of the benefits of any securities, tax, market listing or other administrative or regulatory requirement.

8. NO OBLIGATIONS TO ACCEPT BONUS SHARES. The grant of an Bonus shall impose no obligation upon the Grantee to receive Bonus
Shares.

9. NO RIGHT TO BONUSES OR TO EMPLOYMENT. Except for the grant of Bonuses pursuant to Section 6 hereof, whether or not any Bonuses are to be granted under this Plan shall be exclusively within the discretion of the Plan Administrator, and nothing contained in this Plan shall be construed as giving any person any right to participate under this Plan. The grant of a Bonus shall in no way constitute any form of agreement or understanding binding on the Company or any Related Corporation, express or implied, that the Company or any Related Corporation will employ or contract with a Grantee for any length of time, nor shall it interfere in any way with the Company's or, where applicable, a Related Corporation's right to terminate a Grantee's employment at any time, which right is hereby reserved.

10. RULE 16b-3. With respect to Insiders, transactions under this Plan are intended to comply with the applicable conditions of Rule 16b-3. To the extent any provision of this Plan or action by the Plan Administrator fails to so comply, it shall be adjusted to comply with Rule 16b-3 to the extent permitted by law and deemed advisable by the Plan Administrator. It shall be the responsibility of Insiders and not of the Company or the Plan Administrator, to comply with the requirements of Section 16 of the Exchange Act; and neither the Company nor the Plan Administrator shall be liable if this Plan or any transaction under this Plan fails to comply with the applicable conditions of Rule 16b-3, or if any Insider incurs any liability under Section 16 of the Exchange Act.

11. INDEMNIFICATION OF PLAN ADMINISTRATOR. In addition to all other rights of indemnification they may have as members of the Board, members of the Plan Administrator shall be indemnified by the Company for all reasonable expenses and liabilities of any type or nature, including attorneys' fees, incurred in connection with any action, suit or proceeding to which they or any of them are a party by reason of, or in connection with, this Plan or any Bonus granted under this Plan, and against all amounts paid by them in settlement thereof (provided that such settlement is approved by independent legal counsel selected by the Company), except to the extent that such expenses relate to matters for which it is adjudged that such Plan Administrator member is liable for willful misconduct; provided, that within fifteen (15) days after the institution of any such action, suit or proceeding, the Plan Administrator member involved therein shall, in writing, notify the Company of such action, suit or proceeding, so that the Company may have the opportunity to make appropriate arrangements to prosecute or defend the same.

12. AMENDMENT OF PLAN. Except as set forth in Section 6 hereof, the Plan Administrator may, at any time, modify, amend or terminate this Plan or modify or amend Bonuses granted under this Plan, including, without limitation, such modifications or amendments as are necessary to maintain compliance with applicable statutes, rules or regulations; provided, however, no amendment with respect to an outstanding Bonus which has the effect of reducing the benefits afforded to the Grantee thereof shall be made over the objection of such Grantee. The Plan Administrator may condition the effectiveness of any such amendment on the receipt of shareholder approval at such time and in such manner as the Plan Administrator may consider necessary for the Company to comply with or to avail the Company and/or the Optionees of the benefits of any securities, tax, market listing or other administrative or regulatory requirement. Without limiting the generality of the foregoing, the Plan Administrator may modify grants to persons who are eligible to receive Bonuses under this Plan who are foreign nationals or employed outside the United States to recognize differences in local law, tax policy or custom.

13. UNFUNDED STATUS OF PLAN. The Plan shall constitute an "unfunded" plan for incentive compensation. The Plan Administrator may authorize the creation of trusts or arrangements to meet the obligations created under the Plan to deliver Stock or make payments; provided, however, that unless the Plan Administrator otherwise determines, the existence of such trusts or other arrangements shall be consistent with the "unfunded" status of the Plan.

Date Approved by Board of Directors of Company: February 15, 1995.

Date Approved by Shareholders of Company:  May 16, 1995.

                              EXHIBIT 11
                   CARVER CORPORATION AND SUBSIDIARY
                   COMPUTATION OF EARNINGS PER SHARE
                             (unaudited)

                        Three Months Ended     Six Months Ended
                              June 30,             June 30,
                          1995     1994       1995        1994


PRIMARY EARNINGS PER
  SHARE NET LOSS    $(1,303,000)$(948,000) $(1,935,000)$(1,492,000)


Weighted avg no.
  outstanding shares  3,679,107 3,677,771    3,678,891   3,677,664


Add shares issuable from
  the assumed exercise
  of options               *         *           *           *


Weighted average number
  outstanding shares
  as adjusted        3,679,107 3,677,771     3,678,891   3,677,664

LOSS PER SHARE      $    (0.35) $  (0.26)  $     (0.53) $    (0.41)



*Effect on loss per share is antidilutive