Form 10-Q
period 1995-09-30
CARVER CORP
filed 1995-11-15
CIK 766177

FORM 10-Q
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

At September 30, 1995, 3,679,538 shares of $.01 par value common stock of the Registrant were outstanding.

						Page 1 of 15 pages.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	CARVER CORPORATION
	CONSOLIDATED BALANCE SHEET
	ASSETS
				   September 30,  December 31,
				       1995           1994
					   (Unaudited)
Current assets
   Cash and cash equivalents       $    47,000    $   249,000
   Marketable securities                 5,000          5,000
   Accounts receivable               2,713,000      3,830,000
   Inventories                       6,121,000      8,050,000
   Current portion of note receivable   13,000         13,000
   Prepaid assets                      430,000        634,000
	  Total current assets       9,329,000     12,781,000
  Property and equipment,
    less accumulated depreciation    2,354,000      2,528,000
  Other assets and deferred charges
    Note receivable, net of
    current portion                    982,000        989,000
    Other                              279,000        330,000
	  Total assets             $12,944,000    $16,628,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Note payable                    $ 1,884,000    $ 3,067,000
   Accounts payable                  1,218,000      1,383,000
   Accrued liabilities
      Commissions and advertising      134,000        221,000
      Payroll and related taxes        212,000        243,000
      Warranty                         103,000        103,000
      Other                             87,000        155,000
   Current maturities of
      long-term debt                    20,000         20,000
	  Total current liabilities  3,658,000      5,192,000

   Long-term settlement payable,
     net of current portion            152,000        203,000
   Long-term debt, net of
     current portion                   681,000        696,000
	  Total long-term liabilities  833,000        899,000

   Shareholders' equity
      Preferred stock, par value $.01
	 per share, 2,000,000 shares
	 authorized, no shares issued
   Common stock, par value $.01 per
	 share, 20000,000 shares
	 authorized, 3,679,538 shares
	 issued and outstanding         37,000         37,000
   Additional paid-in capital       15,933,000     15,931,000
   Accumulated deficit              (7,517,000)    (5,431,000)

	 Total shareholders' equity  8,453,000     10,537,000
	 Total liabilities and
	   shareholders' equity    $12,944,000    $16,628,000

 (See Notes to Consolidated Financial Statements)


	CARVER CORPORATION
	CONSOLIDATED STATEMENT OF INCOME
	(Unaudited)

		       Three Months Ended      Nine Months Ended
			  September 30,            September 30,
			1995        1994        1995       1994
Net sales           $4,494,000  $5,675,000  $14,655,000 $ 5,991,000

Cost of sales        3,416,000   4,441,000   11,689,000  12,656,000

Gross Profit         1,078,000   1,234,000    2,966,000   3,335,000

Operating expense
  Selling              702,000     939,000    2,750,000     793,000
  General & admin      340,000     393,000    1,294,000   1,381,000
  Engineering, R&D     117,000     281,000      685,000     868,000

		     1,159,000   1,613,000    4,729,000   5,042,000

Loss from operations   (81,000)   (379,000)  (1,763,000)(1,707,000)

Other income (expense)
  Interest expense     (82,000)    (90,000)    (274,000)  (258,000)
  Interest income       22,000      22,000       65,000     65,000
  Other                (10,000)   (440,000)    (114,000)  (479,000)


Loss before income
   tax                (151,000)   (887,000)  (2,086,000)(2,379,000)

Income tax benefit           0           0            0          0

Net loss            $ (151,000)  $(887,000)$(2,086,000)$(2,379,000)

Loss per share      $ (   0.04)  $(   0.24)$(     0.57)$(     0.65)

(See Notes to Consolidated Financial Statements)

			   CARVER CORPORATION
	      CONSOLIDATED STATEMENT OF CASH FLOWS
			  (unaudited)

					    Nine Months Ended
					      September 30,
					   1995           1994
OPERATING ACTIVITIES
Net loss                                $(2,086,000) $(2,379,000)
Adjustments to reconcile net loss
  to cash flows from operating activities:
  Depreciation and amortization             311,000       253,000
  Changes in:
    Accounts receivable                   1,117,000     1,230,000
    Inventories                           1,929,000     1,053,000
    Prepaid expenses                        204,000      (101,000)
    Accounts payable and
      accrued liabilities                  (401,000)      190,000
    Other assets and deferred charges       (45,000)      (47,000)

Net cash provided by operating
  activities                              1,029,000       199,000

INVESTING ACTIVITIES:
Proceeds from repayment of note
  receivable                                  7,000         8,000
Acquisition of property, plant and
  equipment, net                            (42,000)     (100,000)

Net cash used by investing activities       (35,000)      (92,000)

FINANCING ACTIVITIES:
Repayment of notes payable               (1,183,000)      (67,000)
Repayment of long-term debt                 (15,000)      (13,000)
Issuance of Common Stock                      2,000         1,000

Net cash used by financing activities    (1,196,000)      (79,000)

Increase (decrease) of cash and
 cash equivalents                          (202,000)       28,000

Cash and cash equivalents:
  Beginning of period                       249,000       171,000
  End of period                         $    47,000  $    199,000

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                           $   274,000  $    258,000

	CARVER CORPORATION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
	(unaudited)

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

The financial statements should be read with reference to "0Management's Discussion and Analysis of Financial Condition and
Results of Operations" contained herein and the "Notes to Consolidated Financial Statements" set forth in the Company's 10-K filing for the year ended December 31, 1994.

NOTE 2 - INVENTORIES

Inventories consisted of the following:

			       September 30,      December 31,
				   1995              1994

      Raw materials               $1,422,000      $1,444,000
      Work-in-progress             1,694,000       1,712,000
      Finished goods               3,005,000       4,894,000

				  $6,121,000      $8,050,000

NOTE 3 - EARNINGS PER SHARE

The earnings per share computations are based upon the weighted average number of shares outstanding for the interim periods presented as set forth in Exhibit 11, "Computation of Earnings per Share." The earnings per share calculation for periods in which a loss is recorded excludes common share equivalents because the effect would be antidilutive.

NOTE 4 - PROPERTY AND EQUIPMENT
				September 30,    December 31,
				    1995             1994

Land                             $  440,000       $  440,000
Building & improvements           2,452,000        2,444,000
Equipment                         2,041,000        2,026,000

				  4,933,000        4,910,000

Less accumulated
  depreciation                   (2,579,000)      (2,382,000)

				 $2,354,000       $2,528,000

NOTE 5 - INCOME TAXES - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", under which income tax expense is determined using an asset and liability approach. There was no effect on the Company's financial position or results of operations as a result of implementing this accounting standard. Management is of the opinion that it is not appropriate to record a benefit for net operating loss carryforwards of approximately $12,700,000 at this time. As future operating results improve, management will re-assess its position in this matter.

NOTE 6 - COMMITMENTS - As of September 30, 1995, the Company has committed to purchase approximately $2,000,000 of inventory expected to be received in 1995 and 1996 from various offshore vendors.

NOTE 7 - CONTINGENCIES - See Customs Audit, Part 1, Item 2
"Management's Discussion and Analysis of Financial Condition and
Results of Operations".

PART 1.  FINANCIAL INFORMATION (Continued)
Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

RESULTS OF OPERATIONS -

The following tables set forth items in the consolidated statement of income as a percentage of net sales for the three-month periods ended September 30, 1995 and 1994.


				 Percentage of Net Sales

			    Three Months Ended   Nine Months Ended
			       September 30,        September 30,
			      1995      1994       1995      1994

Net sales                    100.0%    100.0%     100.0%    100.0%

Cost of sales                 76.0      78.3       79.7      79.1

Gross profit                  24.0      21.7       20.2      20.9

Operating expenses
  Selling                     15.6      16.5       18.7      17.5
  General and admin            7.6       6.9        8.8       8.7
  Engineering, R & D           2.6       5.0        4.7       5.4

Loss from operations          (1.8)     (6.7)     (12.0)    (10.7)

Interest expense              (1.9)    ( 1.6)     ( 1.9)    ( 1.6)
Interest income                0.5       0.4        0.5       0.4
Other expense                 (0.2)    ( 7.7)     ( 0.8)    (3.0)

Loss before tax               (3.4)    (15.6)     (14.2)    (14.9)
Income tax benefit              -         -          -         -

Net loss                      (3.4%)   (15.6%)    (14.2%)   (14.9%)


RECENT DEVELOPMENTS -

Strategic Alternatives. The Company has retained the services of the investment banking firm of Cruttenden Roth with the intention of seeking a strategic partner, capital infusion or buyer for part or all of the Company. Management has reached the conclusion that outside investment of capital is necessary to fund the Company's
current operating and future growth plans.   While the Company is
currently conducting discussions with various interested parties, there can be no assurances any outside investment can be obtained on terms favorable for the Company and its shareholders. If the Company is unable to obtain additional financing, it will be necessary to further streamline the Company's operations. (See "Liquidity and Capital Resources.")

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

NET SALES AND NET LOSSES -

Net sales of the quarter ended September 30, 1995 were $4,494,000 down 20.8% from sales of $5,675,000 for the same period in 1994. The largest factor in the decline of sales was unavailability of offshore sourced product that the Company sells to its consumer customers. Due to its cash constraints the Company was unable to purchase enough of these products to fill its orders. The Company has also streamlined its product offerings from a year ago and therefore had planned for a decline in net sales. There was also a significant decline of sales of professional amplifiers.
Management attributes this decline to increased price competition by its competitors and market uncertainty about Carver's future.

Sales of product that the Company builds in its Lynnwood factory and sales to international and OEM customers increased in quarter to quarter comparison. Sales of product built in the Company's manufacturing facility comprised 55% of total revenues from approximately 38% for the same period in 1994.

Net sales for the nine months ended September 30, 1995 were $14,655,000 down 8.4% from sales of $15,991,000 for the first nine months of 1994. The Company is planning to broaden its consumer distribution which is likely to increase net revenues in 1996 and beyond.

The Company reported net losses of $151,000 (3.4% of sales) or $0.04 per share and $2,086,000 (14.2% of sales) or $0.57 per share for the three and nine month periods respectively ended September 30, 1995. This compares to net losses of $887,000 (15.6% of sales) or $0.24 per share for the three month period and $2,379,000 (14.9% of sales) or $0.65 per share. The Company's operating performance improved due to improved margins and aggressive cost cutting. 1994 net losses include a $430,000 provision due to a legal settlement.

GROSS PROFIT -

Gross profit increased as a percent of net sales to 24% in the third quarter of 1995 from 21.7% in the third quarter of 1994. The third quarter benefited from improvements in the Company's manufacturing productivity and from a product mix that was predominantly amplifiers that the Company produces in its Lynnwood factory. While the strength of the U.S. Dollar against the Japanese Yen improved during this period, the Company purchased less sourced products than it has historically and currency fluctuations did not significantly impact the quarter's improvement. For the first nine months of 1995 the Company's gross profit improved only slightly when compared to the first nine months of 1994. Improvements in the Company's manufacturing process were largely offset by the weakness of the U.S. dollar that occurred in the first part of 1995.

OPERATING EXPENSE -

Selling expense decreased both in actual dollars ($237,000) and as a percentage of sales in quarter to quarter comparisons due to elimination of certain personnel and all discretionary spending including media advertising. When the Company's cash position improves, it is likely to invest more in sales and marketing expense, as it believes its current reduced level of expenditures on advertising and other promotional activities is having an adverse impact on the Company's revenues.

General and administrative expense have decreased in quarter to quarter and year to year comparisons primarily due to decreased salary expenditure, cost cutting measures and a reduction in legal fees.

Research and development expense has decreased substantially in the third quarter and for the nine month period ended September 30, 1995 primarily due to head count reductions and the limiting of new development projects started.

OTHER INCOME AND EXPENSE -

Other expense has decreased $438,000 in quarter to quarter comparisons. This reflects a $430,000 legal settlement that was recorded in 1994.

Year to date interest expense has increased by $16,000 even though the Company has decreased its borrowings largely due to an increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES -

The Company's working capital on September 30, 1995 was $5,671,000 which included cash and short term investments aggregating approximately $52,000. This compares with working capital of $7,589,000 and cash and short-term investments of $251,000 at December 31, 1994. At November 6, 1995, the Company's immediate capital resources consisted of approximately $95,000 in cash (and cash equivalents) and the credit facility described below.

The Company has a $6,000,000 revolving line of credit, $1,000,000 of which can be used to open commercial letters of credit. Borrowings under this agreement are restricted to 70% of eligible accounts receivable and 50% of eligible inventory which at November 6, 1995 produced a borrowing base of $1,800,000. The line is collateralized by substantially all assets of the Company and bears interest at the prime lending rate plus 2%. This line expires April 30, 1996. At November 6, 1995, borrowings of $1,500,000 were outstanding under this line.

The Company's inventory has decreased $1,929,000 from December 31, 1994 primarily in sourced finished goods. Accounts receivable have decreased $1,117,000 from the end of 1994 due to the decline in sales.

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

Approximately 60% of the Company's net sales in 1994 and 43% year to date in 1995 were of products designed by and/or manufactured to the Company's specifications by overseas suppliers. The Company purchased a substantial portion of these products at an agreed per unit price payable in Japanese yen. Accordingly, the weakening in the value of the dollar versus the yen has had an adverse effect on the Company's gross margin. This adverse impact of the weak dollar has been somewhat mitigated by a mild recovery in the third quarter and the Company's decreased reliance on offshore sourcing of its products. It is presently the Company's intention to discontinue certain Japanese built products by the end of 1995 which is likely to result in write offs of prepaid tooling. The Company is currently evaluating a strategy which involves sourcing from countries that do not require payment in yen and evaluating the impact of this change. However, the transition to alternate suppliers will take several months and may occasion an initial increase in quality control issues, delays in delivery of product and other transitional problems.

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

	   None

Item 5.    Other Information.

	   None.

Item 6.    Exhibits and Reports on Form 8-K.

	  (a)  Exhibit 11
	       Computation of Earnings per Share

	  (b)  Reports on Form 8-K

		None.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						CARVER CORPORATION


Dated:  November 14, 1995               /s/ Sandra L. Jenkins
					    Sandra L. Jenkins
					    Vice President - Finance
						(Principal Financial and
						 Accounting Officer)



	CARVER CORPORATION
	EXHIBIT INDEX

Exhibit                       Title                            Page

11                      Computation of Earnings Per Share      15



EXHIBIT 11

	CARVER CORPORATION AND SUBSIDIARY
	COMPUTATION OF EARNINGS PER SHARE
	(unaudited)


			Three Months Ended      Nine Months Ended
			   September 30,          September 30,
			 1995        1994       1995        1994

PRIMARY EARNINGS PER
  SHARE NET LOSS     $(151,000)  $(887,000) $(2,086,000) $(2,379,000)

Weighted average number
  of shares
  outstanding        3,679,538    3,678,202   3,679,106    3,677,843


Add shares issuable from
  the assumed exercise
  of options             *            *           *            *

Weighted average number
  of shares outstanding,
  as adjusted        3,679,538    3,678,202   3,679,10    3,677,843

LOSS PER SHARE      $    (0.04)  $    (0.24) $   (0.57)  $    (0.65)


*Effect on loss per share is antidilutive