Form 10-K
period 1995-12-31
CARVER CORP
filed 1996-03-29
CIK 766177

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended              December 31, 1995
                          ------------------------------------------------------
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to_____________________________

                         Commission file number 0-14482
                                               --------

                               CARVER CORPORATION
                               ------------------
             (Exact Name of Registrant as specified in its charter)

        WASHINGTON                                      91-1043157
        ----------                                      ----------
     (State of other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)              Identification Number)

                 20121 - 48th Avenue West, Lynnwood, WA  98036
                 ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (206) 775-1202
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class        Name of each exchange on which registered
       -------------------        -----------------------------------------
                                                  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price for the registrant's Common Stock, as reported by the National Association of Securities Dealers' Automated Quotation National Market System on March 26, 1996 was $6,845,586.

     Number of shares of Common Stock of the Registrant outstanding as of March 25, 1996: 3,687,080 shares.

     Items 10, 11, 12 and 13 of Part II are incorporated by reference to the Company's definitive proxy statement for its 1996 Annual Meeting of shareholders which involves the election of directors and which will be filed with the Commission within 120 days after the close of the fiscal year.

                               TABLE OF CONTENTS

PART I                                                                PAGE
------                                                                ----

Item  1.  Business..................................................

Item  2.  Properties................................................

Item  3.  Legal Proceedings.........................................

Item  4.  Submission of Matters to a Vote of
          Security Holders..........................................


PART II
-------

Item  5.  Market for the Company's Common Stock and
          Related Security Holder Matters...........................

Item  6.  Selected Financial Data...................................

Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............

Item  8.  Financial Statements and Supplementary Data...............

Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure........................

PART III
--------

Item 10. Directors and Executive Officers of the Company............

Item 11. Executive Compensation.....................................

Item 12. Security Ownership of Certain Beneficial Owners
         and Management.............................................

Item 13. Certain Relationships and Related Transactions.............


PART IV
-------

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K................................................

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Forward-Looking Statements

Statements in this report covering future performance, developments, expectations or events, including the discussion of the Company's strategy, product development and introduction plans and various statements concerning the Company's expectations for its growth and for the consumer electronics industry, and generations of additional working capital, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. These include the risks and uncertainties described under the caption "Risk Factors" in Part I of this report and those identified by the Company from time to time in other filings with the Commission, press releases and other communications.

Description of Business

Carver Corporation ("Carver" or "the Company") designs, develops, manufactures and markets high-fidelity audio components targeted to the mid-to high-end audio entertainment systems market.

Carver products are positioned in the middle and upper price range of most audio components. The Company offers technically innovative audio products for the home hi-fi market that deliver affordable "audiophile" quality. It targets its distribution channels toward knowledgeable consumers who insist on high quality products which offer superior features and performance.

During 1995, the Company continued to pursue its strategy designed to broaden its market presence and return its operations to profitability. It continued to streamline its product lines to focus the Company's resources on its core strength, the design and marketing of amplifiers and preamplifiers. The Company continued to cut overhead expenses. It broadened and strengthened Carver's distribution network. It concluded the sale of the Company's professional product line to Phoenix Gold International, Inc. and discontinued its mobile product line of products.

The Company was incorporated in the State of Washington in 1978, and its initial public offering occurred in May 1985. Its stock is traded on the Nasdaq National Market under the symbol CAVR. The Company is located at 20121 - 48th Avenue West, Lynnwood, Washington 98046. Its telephone number is (206) 775-1202.

INDUSTRY OVERVIEW

Carver estimates, based on market industry surveys, the U.S. consumer high-fidelity audio market (electronics of all types including portable and mobile audio) to be currently in excess of $11 billion per year at the factory selling price.

Home audio systems vary widely in design, quality and price from inexpensive systems having relatively low-quality sound reproduction to expensive systems designed for the high-fidelity sound enthusiasts who demand that their systems duplicate, as closely as possible, the sound of a live performance. System prices range from under $100 to well over $100,000. Carver considers itself positioned between the middle segment and the extreme high-end companies. It estimates the total size of the market for separate audio components to be around $2.6 billion annually. A Carver system, including loudspeakers, ranges in price from approximately $2,800 to approximately $7,800.

RECENT DEVELOPMENTS

Significant New Customer - The Circuit City Affiliation.

In December 1995, the Company announced that the Company's consumer product line would be carried in the superstores operated by Circuit City Stores, Inc., ("Circuit City") the nation's largest retailer of brand-name consumer electronics. Circuit City operates approximately 352 superstores throughout the United States. Pursuant to the Company's agreement with Circuit City, opening orders will be shipped in three stages. The initial product roll out was shipped in late December 1995 and early January 1996; the second roll out was shipped in February 1996; and the third roll out is expected to ship in May
1996.   If shipments of the Company's products to all Circuit City superstores are as contemplated by Carver and Circuit City, the number of retail outlets selling the Company's consumer products will be approximately twice the number of retail outlets that were selling the Company's consumer products on December 1, 1995. (See Item 1-- Certain Risks and Item 7--Management's Discussion and Analysis Financial Condition and Results of Operations).

Sale of Professional Audio Product Line.

In November 1995, the Company sold all of the tangible and intangible assets related to its professional audio products line to Phoenix Gold International, Inc ("Phoenix Gold"). The transaction included a license which allows Phoenix Gold to use the name "Carver Professional", and an agreement by the Company not to compete against Phoenix Gold in the professional audio market for a period of five years from the date of the sale. The transaction provided needed working capital and enabled the Company to focus on its consumer product business, and further reduce staff and related overhead. However, there can be no assurance that such benefits from the sale will accrue to the Company. Cash generated by the transaction allowed Carver to purchase previously deferred shipments of offshore-sourced consumer products. (See Item 7 - Management's Discussion and Analysis Financial Condition and Results of Operations).

Customs Audit

Between 60% to 70% of the Company's revenues in prior years were of products which are sourced from offshore suppliers primarily from the Far East. Late in 1994, the United States Customs Service completed an audit of the Company's import operations. The Customs Service found that the Company had made late duty payments totaling $99,000 on tooling between 1989 to 1993. On March 9, 1995, the Customs Service issued to the Company a prepenalty notice indicating that it would assess a penalty up to approximately $400,000. The Company has provided documentation to the Customs Service which the Company believes should significantly mitigate any penalty. In July 1995, the Company paid the Customs Service $50,000 as an offer in compromise of the penalty. While the Company believes its offer will be accepted, there can be no assurances of this. The Company's current cash flow position would not allow it to pay a $400,000 penalty. (See Item 7 - Management's Discussion and Analysis Financial Condition and Results of Operations).

Mobile Products

In an effort to further streamline its operations, the Company discontinued its mobile product line in 1995. The Company had not been able to invest in research, development and marketing which this intensely competitive market would require. In December 1995, the Company wrote off its remaining mobile product raw material inventory.

Personnel

Robert A. Fulton resigned as the President and Chief Executive Officer in January 1996 and Stephen M. Williams, formerly the Company's Executive Vice President and Chief Operating Officer, was elected President and Chief Executive Officer. Mr. Fulton remains with the Company as one of its directors. In February 1996, Sandra L.

Jenkins, the Company's Vice President of Finance and Administration and Chief Financial Officer, resigned. The Company expects to complete the process of recruiting a successor to Ms. Jenkins during the second quarter of 1996.

Thomas C. Graham was elected Chairman of Carver's Board of Directors and John F. Vynne was elected Vice-Chairman in November 1995. Walter C. Howe, Jr. resigned as a director of the Company in November 1995. Robert W. Carver was elected to the Board of Directors in December 1995.

PRODUCTS

In 1996, Carver's AV-806x was named the "THX Amplifier of the Year" by Britian's Home Cinema, a British trade magazine. The Company's Lightstar Reference Amplifier won the Special Technology Award in the influential Hi Fi Grand Prix award given by Audio Video International, an important trade publication. Products are nominated by retailers and then a panel of audio engineers and magazine writers review the benefits, features and overall value of the product. These are compiled to produce three or four winners in each category. Carver's products have historically been well represented in this competition.

Other awards received in 1995 were the Electronics Industries Association's Design and Engineering award, called Innovations. Manufacturers are invited to submit entries. A panel of judges consisting of industry engineers, audio press editors and other experts review each entry and evaluate such items like aesthetic appeal, improvement of quality of life and technological advances. Votes are then cast and the winning products are displayed in a special exhibit at the Consumer Electronics Show in Las Vegas in January. Three Carver products won this award in 1995: The Carver Research Lightstar Direct remote controlled preamplifier; the Carver AV-806x power amplifier; and the Z-5 power expander.

Home Audio Products

The Company markets a home audio video component line of 17 products which include 4 power amplifiers, 2 multi-channel amplifiers, 2 preamplifier/ tuners, 1 integrated amplifier, 1 receiver, 2 preamplifiers and one model each of a tuner, CD changer, CD player, cassette deck and loudspeakers. Manufacturers Suggested Retail Price on consumer home products ranged from $399-$4000.

An audio entertainment system typically includes a signal source such as a CD player, cassette deck or radio tuner which outputs to a preamplifier that controls the volume level, tone, and source switching. Specialized amplification circuits in the preamplifier convert input signal to a compatible format and feed it to the amplifier which increases the signal strength to a level strong enough to drive loudspeakers. An audio/video receiver accomplishes most of these functions in one box, but the consumer is typically compromising performance to achieve compactness. Although Carver offers receivers, it believes its strength lies in its separate components which allow the consumer the flexibility to customize power and features to suit their home acoustics and listening preferences. Separates also provide superior audio performance, improved reliability and more upgrade options. The Company believes consumers select separates primarily by power, accuracy or sonic superiority, features and price.

In recent years, Carver has concentrated its efforts on the major area for growth in audio products, audio for video or home theater separates. The Company has discontinued most of its signal source products, its lower priced preamplifiers and receivers, and its home theater loudspeakers.

Professional Products.

Until November 1995, Carver offered multiple lines of professional power amplifiers that covered a wide range of professional applications. Sale of all of the products were discontinued by the Company upon completion of the sale of the professional product line to Phoenix Gold.

Carver Technologies

The Company's business strategy has involved the identification of certain fundamental limitations of the stereophonic sound reproduction process and the development of innovative electronic circuits or other technologies which address these limitations. The Company holds thirteen patents with respect to certain of the technologies described below and licenses an additional
technology.  See "Patents and Trademarks".   The Company's technologies include:

Lightstar Power Amplifier Technology.   The Company believes Lightstar Reference
represents the most advanced power amplifier technology on the market today. This technology offers performance advantages over current amplifier designs in terms of current capability, the capability to easily drive any loudspeaker load, independence from voltage fluctuations from the AC power line and effortless sound quality. The Company has filed three patent applications on its Lightstar technology, one of which has been granted.

Magnetic Field Power Amplifier Technology enables the Company's amplifiers to deliver more current, more power and more voltage than competitively-priced designs while dealing with demanding, variable speaker impedances. Carver Magnetic Field amplifiers are capable of delivering both high voltage and high current simultaneously into modern speaker designs which can swing as low as two ohms in certain frequency ranges. The patents relating to Magnetic Field Power Amplifier technology are licensed by the Company from Robert W. and Diana R. Carver. The patents expire from 1997 to 2003.

Transfer Function Modification Technology. The t-modification process allows the Company to duplicate many of the sonic characteristics of its very costly amplifier in solid state designs at a fraction of the cost.

Sonic Holography(R). Using principles analogous to those employed in producing visual holograms with intersecting laser beams, the Company's patented Sonic Holography technology produces the illusion that the musical program is being performed by instruments arrayed on a three-dimensional stage. The Company's U.S. patent relating to Sonic Holography will expire in 1997.

Asymmetrical Charge-Coupled FM Detection Technology. Carver's patented Asymmetrical Charge-Coupled FM Detector (ACCD) circuit substantially reduces interference caused by multipath distortion and noise present in weak stereo radio broadcast signals. Thus, high quality stereo reproduction can be achieved from FM signals which would produce unacceptably poor sound quality on other equipment. The patent for the Asymmetrical Charge-Coupled FM Detection Technology will expire in 2001.

Flat Panel Speaker Technology. The Company's Flat Panel Speaker technology was developed to address many of the problems encountered in conventional speaker designs and ribbon array speakers. This dipole ribbon technology employs innovative materials, panel geometry and driver positioning to achieve a sharply focused, yet large three-dimensional sound effect. The Company's patent expires in 2007.

Patents and Trademarks

The Company holds thirteen domestic patents issued between 1980 and 1994 on several of its technologies which are incorporated into a number of its products. See "Carver Technologies" above. Patents with respect to Sonic Holography (R) and ACCD have been issued by various countries.

Robert W. and Diana R. Carver personally own domestic and foreign patents on the Magnetic Field Power Amplifier technology which expire beginning in 1997. The Company has a non-exclusive license to the technology and pays Robert W. and Diana R. Carver royalties on sales of products incorporating such technology.

While the Company believes that the patent rights owned by the Company and under which the Company is licensed are important and cover and protect adequately the Company's proprietary rights in the patented technologies, there can be no assurance that any current or future patents will prove valid. Moreover, the Company believes that its growth, competitive position and future success are more dependent upon technical expertise and marketing skills than on the ownership of patent rights.

"Carver", "Cinema Holography", "Sonic Holography", "Lightstar", "Great American Sound", and "Ampzilla" are registered trademarks of the Company. The Company claims common law rights to the following trademarks: "Digital Time Lens", "Magnetic Field Amplifier", "Soft EQ", and "KLW Audio".

SALES AND MARKETING

Home Audio Systems.

The Company markets its home audio products in the United States primarily through retail outlets, ranging from audio-video specialty stores to national retailers of brand-name consumer electronics, serviced by 18 independent manufacturers' representatives and the Company's sales and marketing staff. The Company's dealers typically stock a broad variety of audio equipment and may also carry automobile audio systems, televisions, video cassette recorders and other consumer-oriented electronic products. The Company seeks dealers who emphasize high quality audio systems and who are knowledgeable about the characteristics of audio/video products. The Company's sales and marketing department emphasizes dealer education programs and product literature to enable individual sales people to understand and explain to consumers the superior price/performance features offered by the Company's products. In order to maintain a high quality distribution system that is competitive with those of other brands, the Company sells products only to dealers who have signed dealer agreements reflecting the Company's distribution policies.

Purchasers of high quality audio equipment tend to rely on audio specialty publications, the recommendations of their friends and acquaintances who are audio enthusiasts, and recommendations of and demonstrations by knowledgeable sales people. Accordingly, the Company believes that the favorable reviews of the Company's products that have been featured in such publications as Stereo Review, Audio, Stereophile, High Performance Review, Audio/Video Interiors, Video, Home Theater magazines, Sensible $ounds and Guide to Home Theater and the Company's general reputation for producing superior products are important elements of its sales and marketing program. Domestic sales of consumer audio products accounted for approximately 57%, 57%, and 46% of the Company's sales in 1993, 1994 and 1995, respectively. Total Company sales of consumer audio products were 72%, 71%, and 60%, respectively, for the same years.

Professional Sound Equipment

The Company's professional audio products were marketed principally through musical instrument and professional audio retailers, sound contractors and to major touring sound companies. The Company had a domestic network of 18 manufacturer's representatives for its professional audio products. Worldwide sales of professional audio products accounted for approximately 25 percent of the Company's sales in each of 1993, 1994 and 1995, respectively. Figures for 1995 are based on sales of professional audio products through mid-November 1995 when the Company sold its professional audio products line.

OEM Product

Prior to 1994, Carver built product in its Lynnwood facility for other audio manufacturers to be resold under their brand name on a very limited basis. In 1994, the Company expanded this aspect of its business to include contracts to supply product as an Original Equipment Manufacturer (OEM). OEM production accounted for approximately 1% and 8% of sales in 1994 and 1995, respectively. Most of the products which the Company sold as an OEM were professional audio products, and the underlying contracts for the OEM products were included in the sale of Carver's professional product line. Since then, the Company's OEM sales have returned to their pre-1994 levels.

International Sales

The Company has a network of 56 distributors who provide retail sales coverage in over 56 countries. International sales are also made to U.S. military exchanges. Foreign sales accounted for approximately 25, 27, and 28 percent of the Company's sales in 1993, 1994 and 1995, respectively. Management had intended to allocate more resources in global marketing in 1995 in an effort to increase its international revenues. The Company's cash restraints in 1995 prevented it from allocating additional resources in developing products for its international markets and from marketing its existing products.

Competition

The consumer electronics industry is intensely competitive. Many large and small manufacturers offer audio systems which vary widely in price and quality and which are distributed through a variety of distribution channels, including audio specialty stores, discount stores, department stores and mail order firms. The Company has chosen to concentrate its efforts on the segments of the market served principally by audio specialty stores and a major national consumer electronics retailer, Circuit City. In recognition of current market trends which show that consumers are purchasing more electronics via direct mail, Carver products can now be purchased through upscale direct marketing companies such as Cambridge SoundWorks and Crutchfield.


In the home audio market, the Company competes mainly with Adcom,Parasound, Marantz and NAD. Most of the Company's competitors have substantially greater financial and technical resources than the Company. The Company believes that its competitive position in the consumer audio components market is enhanced by unique Carver technologies and features which have given the Company strong price/ performance advantages. The Company also believes that consumers of high fidelity audio products have a greater awareness of the Carver brand name than that of the Company's competitors.

Product Returns

From time to time the Company has accepted returns of unsold products from its dealers. Historically, return of unsold products has been insignificant.

Backlog

The Company's current policy is to attempt to maintain sufficient finished goods inventory to fill orders within three business days after they are received. However, during most of 1995, the Company operated under very tight cash constraints and it's backlog rose somewhat higher than normal due to the Company's deferral of the purchase of sourced product. Also, the Company's backlog of orders may rise significantly following major product introductions as dealers place orders for the new products in excess of the numbers produced in initial production runs or if an offshore supplier fails to make on-time deliveries of product. Because of the Company's policy of filling an order promptly after receipt, the Company does not view the level of backlog to be an important index of future performance. The Company's backlog of orders at January 31, 1996 was approximately $2,575,000, compared to approximately $1,035,000 on January 31, 1995.

Engineering, Research and Development

The Company recognizes that its future is dependent on its ability to introduce products which incorporate technological innovation and advanced features. The engineering group has developed a modular amplifier design which will be used in a new line of amplifiers scheduled for introduction beginning in April 1996. The new amplifiers will also incorporate the Company's "Power Steering" technology which allows up to 40% more power on demand for selected amplifier channels. Carver expects to release approximately 10 new and replacement products during 1996.

The engineering group has designed a five-channel amplifier, the AV-505, which will be manufactured by the Company and replace an existing five channel amplifier currently sourced offshore, representing a continuation of the Company's strategy to return production to the United States.

There can be no assurances that product development or introduction plans will be accomplished on schedule or that the new products will be well received by the market.

The Company employs 6 full-time technical personnel in its research, development, engineering and product development organization. The Company's expenditures for engineering, research and development in 1993, 1994, and 1995 were $1,310,000, $1,160,000, and $808,000, respectively.

Manufacturing

During 1995, approximately 47% of the Company's sales were of products manufactured by third parties to the Company's specifications. The Company presently sources these products from five different suppliers primarily located in the Far East. The Company determines whether a product will be manufactured by the Company or a third party principally on the basis of two factors: 1) the location of the sources of parts and subassemblies, and 2) the cost relative to expected volume of products to be manufactured. The Company believes it has excellent working relationships with its various suppliers. During 1995, the Company was forced, due to cash restraints, to defer purchases of sourced product and delay payment of certain of its vendors. These actions resulted in interruptions in the availability of products manufactured by the suppliers. Availability of these products is also dependent on the suppliers' continued cooperation and responsiveness to the Company's needs. Should the Company be required to supplement or replace a supplier, the Company believes that there are a number of alternate sources, although the transition to a new supplier would probably involve added costs and delays. The Company has recently entered into a relationship with another supplier from whom the Company expects to source at least two of its new products scheduled for introduction in mid-1996.

Four of 17 current Carver consumer products and two accessories are built in its Lynnwood, Washington facility. Carver's goal is to manufacture as many of its products in the United States as practical. The Company is currently in discussions with other potential OEM customers. However, there can be no assurances that these discussions will be completed favorably or that any OEM business will result from these discussions.

Carver is vigorously pursuing "Total Quality Management" (TQM), and "Continuous Quality Improvement" (CQI) techniques in an effort to increase quality, lower costs, and add profitability. Carver will concentrate on value-added operations where in-house manufacturing skills and process control are most important.

Consistent with its commitment to quality, the Company maintains strict testing procedures. All products, whether manufactured in the United States or by OEM suppliers, are tested at their respective manufacturing facilities prior to shipment. The Company retests products manufactured by OEM suppliers on a statistical sample basis at its Lynnwood facility to monitor quality control. A program to establish strategic partnerships with certain vendors has been implemented to ensure timely delivery of quality raw materials, cost effective pricing, and creative value engineering between Carver and vendor engineering departments.

The Company offers a three-year limited warranty on consumer amplifiers, pre-amplifiers and loudspeakers; a two-year limited warranty on integrated amplifiers, pre-amp tuners, receivers and tuners; and a one-year limited warranty on compact disc players and tape decks.

Human Resources

On March 18, 1996, the Company had 83 full-time employees, of whom 55 were engaged in production and customer service, 6 in research, development, engineering and product development, 11 in general and administrative functions, and 11 in sales and marketing. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its relations with its employees are satisfactory.

Executive Officers of the Registrant

The executive officers of the Corporation who are not directors are listed in the following table. A description of their occupations for the past five years also appears below.

Name             Age  Position
James Croft       43  Vice President of Research and Development
John P. World     49  Executive Vice President and General Manager

Mr. Croft joined the Company in October 1992 as its Director of Product Research and Marketing Development. He became Vice President of Marketing and Product Development in March 1993, and Vice President Research and Development in February 1995. From 1990 through October 1992, Mr. Croft was employed by Dahlquist, Inc., a loudspeaker manufacturer, most recently as its Vice President of Research and Development. Mr. Croft is a Vice President of Definitive Audio, Inc., a Seattle audio specialty retailer which he co-founded in 1975 and managed until 1985.

Mr. World was employed by the Company in February 1987 as General Counsel. Mr. World is currently responsible for the internal operations of the Company.
Mr. World also provides management support for the Company's international sales activities. Since joining the Company in 1987, Mr. World has at various times been responsible for the administration, credit, human resource, legal, order entry, day care and facilities departments. Mr. World received his Juris Doctor in 1975 from the University of Puget Sound and his Bachelor of Arts degree in Political Science in 1972 from the University of Washington.

Risks Factors

Late in 1995, the Company entered into a distribution arrangement with a new customer ("Key Customer"). Sales to the Key Customer are projected to be as much as 50%, or more, of the Company's revenue in 1996. However, the Company has no prior sales experience with the Key Customer on which to base its projection and has no history of re-orders from the Key Customer. Although the Company has shipped two of the three opening orders to the Key Customer, the Company does not have purchase orders for the third shipment. The Key Customer may not be able to successfully market and sell the Company's products. Factors which could affect the volume of sales by the Key Customer include factors which generally influence retail sales of electronic products. The agreement between the Company and the Key Customer may be terminated by either party for any reason upon 30 days advance, written notice without penalty. In the event of an unexpected termination of this agreement, the Company may not be able to change its operations quickly enough to respond to a significantly lower level of sales.

The Company expects sales of products sourced offshore to account for over 50% of its revenue in 1996. Due to the size of the orders for sourced products which the Company expects to receive from the Key Customer, the Company plans to submit larger than normal orders for sourced products. Larger lot sizes increase the risk that the Company's inventory of finished goods could increase sharply if the Key Customer or a significant number of other customers of the Company order smaller quantities than those forecasted by the Company. Although, the Company believes that its forecast is conservative, the Company has no prior sales history with the Key Customer and there can be no assurance that the forecast will be met or that it will generate cash flow sufficient to provide operating capital for the Company that it requires.

If revenues are significantly less than forecasted in 1996 or if the Company is not successful in obtaining additional capital to fund operations during the second and third quarters of 1996 (See, Liquidity and Capital Reserves, below), it may not be able to purchase adequate quantities of sourced product.
There can be no assurance that the Company's actual cash requirements will not exceed its anticipated cash requirement projections or that additional cash requirements will not arise. Lack of product whether due to delays in or cancellation of deliveries of sourced product would result in revenues significantly below those forecasted by the Company. Product delivery delays greater than 90 days may result in the termination of the Company's relationships with certain of its dealers, including the Key Customer.

During the last four completed fiscal years, the Company has incurred aggregate net losses of approximately $12,766,000 or $3.47 per share. There can be no assurance that it will generate profits in future periods. The Company's future operating results will be dependent upon a number of factors, particularly those associated with the streamlining of its product lines, increased sales and margins, the reduction of overhead costs, the ability of the Company to successfully identify and respond to emerging trends in the consumer electronics industry, the level of competition and general economic conditions. See "Business - Sales and Marketing" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

The success of the Company's operations depends to a significant extent upon a number of factors relating to discretionary consumer spending. These factors include economic conditions such as employment, business conditions, interest rates and taxation. The Company's business is also sensitive to consumer spending patterns and consumer preferences. There can be no assurances that consumer spending and consumer preferences will not be adversely affected by general social trends and economic conditions, thereby impacting the Company's revenues, sales and product types. If the demand for consumer electronics, in particular middle to high-end audio entertainment systems, were to decline, the Company's business, financial condition and operating results could be adversely affected.

The consumer electronics industry is highly competitive. The Company's products compete directly against other middle to high-end audio entertainment systems and other functionally similar products which vary widely in price and quality and which are distributed through a variety of distribution channels, including audio specialty stores, discount stores, department stores and mail order firms. The Company competes against a number of companies, many of which have substantially greater resources than the Company. Such competition could have a material adverse effect on the Company's business, financial condition and operating results. The Company believes that success in the consumer electronics industry depends, in part, on providing consumers with unique technologies and features, and on brand name recognition. Given the Company's current financial situation, there can be no assurance that the Company will be able to continue to develop such products, or that, if and when introduced, such products will be accepted by its customers. See "Business - Competition" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

Concentration of Accounts

Two of the Company's customers, including the Key Customer, accounted for 60% of its receivables as of March 25, 1996. Due to the anticipated pattern of purchases by the Key Customer, the Company anticipates that the Key Customer's accounts receivable will be 35% of the Company's total accounts receivables.
The purchases by the other customer of the Company are for raw materials associated with the transfer of the professional products line to Phoenix Gold. Although there are inconsistencies between the amount the Company and Phoenix Gold each believe is payable for the raw materials, the Company believes that these receivables will be paid by the end of April.

ITEM 2.  PROPERTIES

The Company owns its 74,000 square foot headquarters and manufacturing facilities located in Lynnwood, Washington, a suburb of Seattle. In December 1995, after the sale of its professional audio products line, the Company listed this facility for sale. The Company believes that its facilities are adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
          MATTERS


Dividend Policy

It has been Company policy to retain all earnings to fund operations.

Stock Market Activity

The common stock of Carver Corporation has traded over the counter on the Nasdaq National Market under the symbol CAVR since its initial public offering on May 9, 1985. The following table sets forth high and low sales prices by quarter as reported by the Nasdaq National Market in 1995 and 1994:

           Fiscal Year 1995  Fiscal Year 1994
           ----------------  ----------------

Quarter    High      Low     High      Low
---------  --------  ------  --------  ------

First        $3 3/8   2 1/4    $3 1/8  $2

Second        2 7/8   1         3 1/4   2 1/4

Third         2 1/2   1 5/8     3 3/8   2 1/8

Fourth        2 1/8   1         3 1/2   2 3/4


The approximate number of shareholders of record as of March 22, 1996 was 509.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEAR SELECTED FINANCIAL DATA
(Dollars in Thousands Except Per Share Data)

                                              FISCAL YEARS

                             1995        1994        1993       1992       1991
--------------------------------------------------------------------------------
Income Statement Data
---------------------

Net sales                 $18,428     $22,171     $26,274    $25,596    $27,776
Gross profit                3,390       4,676       4,469      6,924      8,087
Income (loss)
  from operations          (2,857)     (2,536)     (2,994)    (1,153)       561
Income (loss) before
  income tax and
  discontinued
  operations               (3,157)     (2,873)     (3,564)    (1,328)       306
Net income (loss)         $(3,157)    $(2,873)    $(5,408)   $(1,328)   $   306
                          -------     -------     -------    -------    -------

Earnings (loss)
  per share*              $(  .86)    $  (.78)    $ (1.47)   $(  .36)   $   .08
                          -------     -------     -------    -------    -------


Balance Sheet Data

Working capital           $ 4,931     $ 7,589     $ 9,943    $14,012    $16,035
Total assets               10,674      16,628      18,897     22,914     22,305
Long-term debt               --           899         716        735        751

Shareholders'
  equity                  $ 7,389     $10,537     $13,408    $18,808    $20,124
                          -------     -------     -------    -------    -------

* Earnings per share are calculated on the basis of 3,659,000 shares in 1991, 3,671,000 shares in 1992, 3,676,000 shares in 1993, 3,678,000 shares in
     1994 and 3,680,000 in 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report covering future performance, developments, expectations or events, including the discussion of the Company's strategy, product development and introduction plans and various statements concerning the Company's expectations for its growth and for the consumer electronics industry constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. These include the risks and uncertainties described under the caption "Risk Factors" in Part I of this report and those identified by the Company from time to time in other filings with the Commission, press releases and other communications.

The markets for high-fidelity audio equipment are somewhat seasonal with moderately higher sales generally occurring in the last six months of the year. The Company's sales in the first six months of 1995 were $10,161,000 compared to $8,267,000 in the last six months of the year. The decline in sales in the second half of 1995 is attributable primarily to inventory shortage due to working capital constraints and the November 1995 sale of the Company's professional products line. The introduction of new products may affect this seasonality and year-to-year comparisons. Demand for audio products also exhibits some cyclicality, reflecting the general state of the economy and consumer expectations.

The portion of the Company's business involving products which the Company elects to have manufactured by its suppliers may be influenced by factors affecting imports, such as changes in the dollar exchange rate as well as United States and the vendor countries' policies relating to tariffs, trade restrictions and taxation. See "Effects of Inflation and Changes in Foreign Currency Exchange Rates".


RESULTS OF OPERATIONS

1995 Compared with 1994

Net revenues in 1995 were $18,428,000 which were down 16.9% from 1994 sales of $22,171,000. The sales decline represents a $2,927,000 decrease in domestic consumer sales and a $823,000 decrease in domestic sales of professional products. Sales of mobile products were $489,000 less in 1995 compared to 1994 and sales to military exchange systems were down $626,000. OEM sales increased in 1995 by $1,275,000 over 1994 sales, however, contracts which represented 95% of 1995 OEM sales were included in the assets sold to Phoenix Gold International, Inc. in the professional audio products transaction. Sales of professional products in 1995 were down when compared to 1994 due, in large part, to the closing of the sale of the professional products in mid-November 1995. Fourth quarter 1995 sales of professional products were $428,000 compared to sales of $1,320,000 in the fourth quarter of 1994. Sales of professional products were down in 1995 from 1994 levels also due to the Company's decision to reduce its sales and marketing presence in the market at the same time that Carver's competitors in the professional market were engaged in aggressive price cutting. Military exchange sales were down primarily due to a decision, in the first half of 1995, by the exchange system to discontinue the product category in the Army Air Force Exchange System.

The decline in consumer domestic sales was due in part to the Company's strategy of reducing its product line, especially those at the low end of the price range and with low margins. However, the single largest factor in the decline of 1995 sales over 1994 was the severe cash restraints under which the Company was forced to operate for most of 1995. Due to its cash constraints the Company was unable to purchase enough of the products which it sources offshore to fill orders throughout the second half of 1995. Sales of tuner/preamplifiers and preamplifiers decreased 13%, CD players decreased 46% and receivers decreased 58% in year-to-year comparisons. Sales of amplifiers grew by 5% in 1995.

Export sales were flat from 1994 to 1995. Early in 1995, the Company had increased its international marketing efforts. However, when the Company's cash tightened and as part of its efforts to reduce expenses, it sharply reduced expenditures for the Company's international sales and marketing. 1995 export sales were also negatively effected by the lack of availability of product.

The Company's gross margin declined from 21% in 1994 to 18% in 1995. The 1995 gross margin was adversely impacted by a year end inventory and tooling write-off of $311,000. Other major factors which adversely affected the gross margin in 1995 were inventory write downs on mobile products raw material and finished goods inventory and severance payable to employees who were laid off in a work force reduction in June 1995. In addition, increased material costs on product sourced from Japan due to the weakness of the U.S. dollar versus the Japanese Yen in the first half of 1995 further decreased the margin. Margins are expected to improve as the Company introduces its new Lynnwood produced amplifiers in 1996 and purchases other new products to be introduced in 1996 from offshore vendors located outside of Japan. Although there can be no assurance that foreign exchange rates, cost increases or other factors will not negatively impact margins. In an effort to improve its overall gross margin, the Company increased prices by approximately 5% in January 1995. In 1995, 47% of sales were of product that was sourced from offshore suppliers compared to 60% in 1994.

Selling expense increased slightly as a percent of sales in year-to-year comparisons. Selling expense is expected to increase in 1996 as part of
management's plan to increase the Company's distribution.   The Company has
employed three persons as technical/product trainers and increased the travel schedule and related expenses of its sales managers, trainers and support staff to provide additional field support and training to the Company's dealers.

General and administrative expense decreased more than $330,000 from 1994 to 1995 but remained flat as a percent of sales. Decreases in salary and legal expenses were offset by an increase in bad debt expense and expenses associated with investigation of strategic alternatives. Early in 1995, the Company retained the services of the investment banking firm of Cruttenden Roth to seek a strategic partner, capital infusion or buyer for part or all of the Company. After conducting discussions with various interested parties, the Company concluded a sale of its professional audio products line. The Company subsequently terminated its agreement with Cruttenden Roth.

Engineering, research and development expense decreased from 5% of sales in 1994 to 4% in 1995 primarily due to decreased expenditures for salaries, new project material and agency and safety approvals. Management does not expect further decreases in research and development expense as it believes that the current level of expenditures is necessary to complete the introduction of nine new products scheduled for release in the second and third quarters of 1996. After release of the new products and/or when the Company obtains additional capital, management intends to commence development of a new line of loudspeakers for home theater application and pursue the safety and electrical approvals necessary to sell the Company's products in the European Common Market countries. The Company recognizes that the need to invest in the development of new technologies is vital to assure its future success. While cash constraints have reduced the Company's efforts to research and develop new technologies, it has in 1995 developed its "Power Steering" technology and made further improvements in its patented Lightstar and Sonic Holography technologies.

In mid-November 1995, Carver sold its professional product line to Phoenix Gold International, Inc. ("Phoenix Gold"). The transaction included all of the tangible and intangible assets used by the Company in the manufacture and sale of its professional products including one patent. In addition, the transaction included the right of Phoenix Gold to use the name "Carver Professional" for five years and the agreement of the Company not to compete with Phoenix Gold during the five year period. Sales of professional products and equipment contributed approximately 33% and 30% of the Company's revenues in 1995 and 1994, respectively. The Company believes that sale of the professional product line will benefit it by allowing Carver to focus on its consumer business, reduce staff and overhead, and improve its liquidity and balance sheet. The total amount of the transaction was approximately $2,100,000. Of this amount, payment of $350,000 is deferred until mid-November 1996 and $209,000 was paid directly to Robert W. and Diana R. Carver as payment of the remaining installment payments due pursuant to the settlement of litigation between the Company and Mr. and Mrs. Carver in December 1994. The gain on the sale of the professional products line was $1,208,000. Cash from this transaction was used by the Company to purchase shipments of offshore sourced product which the Company had previously deferred due to its cash shortage. As part of the transaction, the Company signed a one-year supply and manufacturing agreement with Phoenix Gold to continue to manufacture certain products for and to sell certain raw materials used in the professional products to Phoenix Gold. The Company's obligation to source and sell raw material to Phoenix Gold ends in June 1996. The Company anticipates that it will manufacture few products for Phoenix Gold after April 1996.

The Company recorded a restructuring charge of $1,319,000 in December 1995 which included a $287,000 tooling write down, a $740,000 inventory write down and $223,000 in severance costs. As of December 31, 1995, $143,000 of the severance costs was accrued relating to personnel reductions that have been substantially completed in 1996. The restructuring charge is a result of the change in the Company's operations due to the sale of the professional products line, the discontinuation of the current mobile product line, the early discontinuation of certain consumer product models, a decision to change product vendors by mid-1996 and a decision to sell its Lynnwood facility and move to a facility that is one-third the size.

Losses from operations for the year ended December 31, 1995 were $2,857,000 compared to losses of $2,536,000 from operations for the year ended December 31,
1994.   In addition to the gain on the sale of the professional products line and the restructuring charges, net losses for 1995 include $311,000 in write offs of tooling and inventory and a $150,000 increase at year end in the reserve for doubtful accounts. The operating results for the year ended December 31, 1994 include an aggregate of $391,000 payable relating to settlement of and attorneys' fees incurred in litigation between the Company and Robert W. and Diana R. Carver and $50,000 paid to the U.S. Customs Service in an offer and compromise of a penalty imposed by U.S. Customs (See Notes 13 and 14 to Consolidated Financial Statements.)

The Company has approximately $13,581,000 of net operating losses which may be utilized to reduce taxable income in future years. These loss carryforwards will expire between the years 2004 and 2010.

Management is of the opinion that it is not appropriate to record a benefit for net operating loss carryforwards of approximately $13,581,000 at this time. As future operating results improve, management will re-assess its position in this matter.

The Company's 1995 net loss was $3,157,000 compared with a net loss of $2,873,000 in 1994.

1994 Compared with 1993

Net revenues in 1994 were $22,171,000 which were off 15.6% from sales of $26,274,000 for the fiscal year of 1993. The sales shortfall was primarily comprised of a $2,500,000 drop in sales to military exchange systems and a $1,200,000 decrease in domestic sales of professional product. The military exchange sales of $3,500,000 in 1993 were an anomaly due to a one time military promotion that featured certain Carver products and extended credit to the military exchange customers. The drop in professional sales was due to delays in the first shipments of new products and the traditional lag in the acceptance of new professional amplifiers. Inventory supplies of the old product were depleted before the new product was available. At the same time, Carver's competitors in the professional market were engaged in aggressive price cutting.

Management had anticipated a significant decline in consumer domestic sales in 1994 due to the discontinuance of nearly one-third of the product offerings, especially those at the low end of the price range. A 49% decrease in cassette decks and a 43% decrease in CD players was largely offset by an actual unit increase of 15% in tuner/preamplifiers while unit sales of consumer amplifiers remained relatively stable in year-to-year comparisons. Total consumer domestic sales decreased less than 5%.

Export sales decreased 8.2% from 1993 to 1994 primarily in sales to Europe, but increased slightly as a percentage of total sales. Management believed export sales declined for much the same reasons as consumer sales.

In 1994, 60% of sales were of product that was sourced from offshore suppliers. Due to price increases, the gross margin on sourced product improved by 3% in 1994, even though the yen-to-dollar rate deteriorated by 11% thereby greatly inflating costs.

Selling expense decreased slightly as a percent of sales in year-to-year comparisons. The decrease in variable selling expense associated with a decline in revenues was somewhat offset by a $100,000 increase in advertising and promotional expense.

General and administrative expense increased approximately $320,000 from 1993 to 1994. A $300,000 decrease in salary expense largely associated with the elimination of the Company's onsite childcare center was somewhat offset by increased legal expenses and increased bank fees. Costs associated with the settlement of the lawsuit between the Company and Robert and Diana Carver and a reserve of $50,000 associated with a proposed settlement with U.S. customers, (see Note 13 of Notes to consolidated Financial Statements), also contributed to increased General and Administrative expense.

Engineering, research and development expense decreased 11.2% from 1993 primarily due to decreased expenditures for salaries, new project material and agency and safety approvals.

The Company sustained losses of $2,536,000 from operations for the year ended December 31, 1994 which compared to losses of $2,994,000 for the year ended December 31, 1993 which had included a write down of discontinued inventory and tooling in excess of $1,000,000. By reducing expenses the Company was able to improve its operating performance in the face of a significant decrease in net revenues.

Interest expense was $365,000 in fiscal 1994 compared with $330,000 in 1993 due to an increase in the effective interest rate. Other expense in 1993 included a disposition charge of $1,055,000 associated with the discontinuation and sale of the Company's 80%-owned subsidiary, US Sound (See Note 15 of Notes to Consolidated Financial Statements) and $790,000 associated with the operations of US Sound. 1993 also included $194,000 of losses recorded on the sale of the office building adjacent to the Company's headquarters.

The Company's net loss was $2,873,000 in 1994 compared with a net loss of $5,408,000 in 1993.

Liquidity and Capital Resources

The Company's working capital on December 31, 1995 was $4,931,000 which included cash and short-term investments aggregating approximately $266,000. This compares with working capital of $7,589,000 and cash and short-term investments of $254,000 at December 31, 1994. At March 25, 1996, the Company's immediate capital resources consisted of approximately $49,000 in cash (and cash equivalents) and the credit facility described below.

The Company has a $6,000,000 revolving line of credit, $1,000,000 of which can be used to open commercial letters of credit. Borrowings under this agreement are restricted to 70% of eligible accounts receivable and 50% of eligible inventory. As a condition to its approval of the sale of the professional products line, the Company's lender required that borrowings under the line of credit be reduced by an "Availability Block" of $250,000 plus twenty percent of the gross proceeds from the sale of raw material and work-in-process inventories used for professional products and sold as part of the sale to Phoenix Gold. At March 25, 1996, the Company had borrowed $2,258,000 of the $2,440,000 then available under this facility. The line is collateralized by substantially all assets of the Company and bears interest at the prime lending rate plus 2%. On January 15, 1996, the lender agreed to make temporary overadvances to the Company in amounts of up to $1,000,000 in addition to amounts otherwise available under the formulas described above. The Company granted its lender a Deed of Trust on Carver's Lynnwood, Washington facility as security for the temporary accommodation. The overadvance must be repaid in the following amounts on the following dates: $575,000 on February 29, 1996; $75,000 on March 31, 1996; $100,000 on April 30, 1996; and $250,000 on May 31, 1995. This line expires May 31, 1996. In February 1996, management met with representatives from its lender to discuss the renewal of its line of credit. Based on this discussion, the Company believes that its lender will renew the line of credit for a two year term and the temporary accommodation for an additional 120 days on substantially the same terms. However, there can be no assurance that the Company will be able to renew its line of credit or that it will be able to do so on a timely basis or on favorable terms. The Company's lender has also indicated that it will extend the expiration date of the line of credit to June 30, 1996 to allow sufficient time to complete the renewal process.

The Company's inventory decreased $4,123,000 from December 31, 1994 to December 31, 1995 due to the streamlining of the product line, better inventory management procedures, sale of the professional product line and inventory write off. Improved inventory turns is one of the major benefits the Company expects to realize by returning more of its production to its Lynnwood facility and from purchasing products sourced offshore from vendors who will allow the Company to purchase smaller lot sizes. Accounts receivable decreased $1,526,000 from the end of 1994 due to lower revenues and a tightening of credit policies and terms.

As the Company's borrowing base is dependent on its inventory and receivables, the borrowing availability has contracted to a level at which the Company is likely to experience a cash shortfall and could be forced to delay the payment of its accounts payables which could impair its relationship with its vendors and/or delay receipt of major sourced product purchases. Another alternative would be to sharply lower prices to generate cash which would impair margins. During most of the second half of 1995, the Company was forced to defer payments to its vendors and canceled delayed receipt of purchase orders totaling more than $1,000,000. As a result, the Company's revenues in 1995 declined due to lack of product availability.

The Company believes that cash flow from operations and borrowings available under its credit line, including the $1,000,000 temporary accommodation, will be sufficient to provide for its immediate working capital needs if it carefully manages it cash and controls its expenses. The Company's current operating plan indicates that the Company will experience a cash shortfall during the second quarter of 1996. If the Company is unable to obtain an extension of the $1,000,000 special accommodation from its lender, the Company believes that it can obtain a short-term mortgage from another lender or delay payments to vendors to meet the cash shortfall. During the third quarter, the Company's expects its cash needs to exceed the cash available to it from operations and borrowings available under its credit line. The Company is seeking a buyer for its headquarters in Lynnwood, Washington. Although, the Company believes that proceeds from the sale of its headquarters would enable it to meet its third quarter cash needs, there can be no assurance of this. Nor can there be any assurance that the facility will sell by the time the Company requires the additional cash for its operations. If the Company is unable to obtain sufficient cash to meet its needs in the second and third quarters, it will be forced to cancel purchase orders or defer the placement of purchase orders for product sourced offshore. Such cancellations or deferrals will have a significant negative impact on product availability and may result in severely reduced revenues. In addition, if revenues fail to meet the Company's expectations for the remainder of the year, the Company may not have sufficient cash from its operations and borrowings available under its line of credit to meet its operating needs.

It is unlikely that the Company will be able to benefit from certain opportunities it has available without additional working capital. There can be no assurance that the Company would be able to generate additional sources of working capital on terms favorable to the Company, if at all. If the Company does not attract additional financing and if it continues to record losses, the Company likely would have to delay payment of suppliers and be forced to seek other relief from its creditors.

In January 1990, the Company purchased a 16,000 square foot office building adjacent to its facility in Lynnwood, Washington. The purchase price for this building was $1,260,000 including the assumption of a $793,000 note which is payable at a rate of $7,790 per month with final payment due April 10, 2010. In September 1993, the Company sold this office building at a loss, after closing costs, of $194,000. Terms of the sale agreement included a down payment of $112,750 in cash at closing and a promissory note and deed of trust in favor of the Company in the amount of $1,013,000 at a fixed interest rate of 8-1/2% per annum payable in equal monthly payments of $8,000 per month for 36 months at which time a balloon payment for the remaining interest and principal will be entirely due. The Company believes that it will receive the balloon payment as scheduled in September 1996. Upon its receipt of the payment, the Company will payoff the underlying mortgage and net approximately $300,000 in cash.

In 1996, the Company expects to purchase approximately $75,000 of capital equipment, primarily manufacturing and office equipment, and has made a firm commitment for $35,000 of these expenditures.

EFFECTS OF INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Due to the competitive conditions in the market for consumer electronics, historically the Company has been limited in its ability to increase prices for its products in amounts sufficient to offset increased production and operating costs. The Company increased its domestic consumer and worldwide professional prices on an average of 5% on January 15, 1995 to partially offset the increase in material and labor costs it had been experiencing as well as the continued erosion in the strength of the U.S. dollar. Consumer export prices were increased a like amount in July 1995. While some revenue fall off is anticipated due to these price increases, the Company believes that it is appropriate to trade some decline in sales for an improvement in margins. The Company intends to continue to monitor costs and its market and adjust prices as necessary. All sales of the Company's products are in U.S. dollars.

Approximately 47% of the Company's net sales in 1995 and 60% in 1994 were of products designed by and/or manufactured to the Company's specifications by overseas suppliers. The Company purchased a substantial portion of these products at an agreed per unit price payable in Japanese Yen. Accordingly, a weakening in the value of the dollar versus the Yen in the first quarter of 1995 had an adverse effect on the Company's gross margin. Although the dollar recovered somewhat against the Yen later in the year, the Company received minimum benefits from the recovery because it was unable to purchase sourced product for much of the year due to its severe cash restraints. The adverse impact of the weak dollar was somewhat mitigated by the Company's decreased reliance on offshore sourcing of its products. The Company's 1996 plan presently is for 58% of its revenues to be sourced offshore.

Historically, the Company has had a policy of generally hedging its foreign currency exposure between the date orders are placed with overseas suppliers and the date at which payment is made. Due to credit restrictions under its line of credit, the Company is not hedging at this time and therefore does have exposure to currency fluctuations which might adversely effect its gross profits in 1996. As of December 31, 1995, the Company has committed to the purchase of approximately $2,371,000 of inventory which it expects to receive in 1996. Of this amount, approximately $1,883,000 is denominated for payment in Japanese Yen. A 15% appreciation in the Yen against the U.S. Dollar would increase the amount which the Company has committed to purchase approximately $282,000 to a total of $2,165,450. As of December 31, 1995, the Company has committed to the purchase of approximately $2,371,000 of inventory which it expects to receive in 1996. Of this amount, approximately $1,883,000 is denominated for payment in Japanese Yen. A 15% appreciation in the Yen against the U.S. Dollar would increase the amount which the Company has committed to purchase approximately $282,000 to a total of $2,165,450.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                            Page
                                                            ----

Report of Independent Certified Accountants                  21

Consolidated Balance Sheet as of
December 31, 1995 and 1994                                   22

Consolidated Statement of Operations, Years
Ended December 31, 1995, 1994 and 1993                       23

Consolidated Statement of Shareholder's Equity,
Years Ended December 31, 1995, 1994 and 1993                 24

Consolidated Statement of Cash Flows, Years
Ended December 31, 1995, 1994 and 1993                       25

Notes to Consolidated Financial Statement                    26

[LETTERHEAD OF MOSS-ADAMS LLP APPEARS HERE]

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Carver Corporation


We have audited the accompanying consolidated balance sheet of Carver Corporation and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Corporation and subsidiary as of December 31, 1995 and 1994, and the results of their operations and cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Moss Adams LLP

Seattle, Washington
February 15, 1996

                       CARVER CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET


                                    ASSETS

                                                                December 31,
                                                         -------------------------
                                                             1995          1994
                                                         ------------  -----------
Current assets
 Cash and cash equivalents                               $   261,000   $   249,000
 Marketable securities                                         5,000         5,000
 Accounts receivable, trade, net                           2,304,000     3,830,000
 Inventories                                               3,927,000     8,050,000
 Current portion of note receivable                        1,342,000        13,000
 Prepaid expenses                                            377,000       634,000
                                                         -----------   -----------
   Total current assets                                    8,216,000    12,781,000
                                                         -----------   -----------
Property and equipment
 Land                                                        440,000       440,000
 Buildings and improvements                                2,452,000     2,444,000
 Equipment                                                 2,018,000     2,026,000
                                                         -----------   -----------
                                                           4,911,000     4,910,000
 Less accumulated depreciation                            (2,620,000)   (2,382,000)
                                                         -----------   -----------
                                                           2,291,000     2,528,000
                                                         ------------  -----------
Other assets and deferred charges
 Note receivable, net of current portion                           -       989,000
 Other                                                       167,000       330,000
                                                         -----------   -----------
                                                             167,000     1,319,000
                                                         -----------   -----------
   Total assets                                          $10,674,000   $16,628,000
                                                         ===========   ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Note payable                                            $ 1,216,000   $ 3,067,000
 Accounts payable                                            842,000     1,383,000
 Accrued liabilities
  Commissions and advertising                                104,000       221,000
  Payroll and related taxes                                  198,000       243,000
  Warranty                                                    73,000       103,000
  Other                                                      156,000       155,000
 Current portion of long-term debt                           696,000        20,000
                                                         -----------   -----------
   Total current liabilities                               3,285,000     5,192,000
                                                         -----------   -----------
Long-term settlement payable, net of current portion               -       203,000
Long-term debt, net of current portion                             -       696,000
                                                         -----------   -----------
   Total long-term liabilities                                     -       899,000
                                                         -----------   -----------

Commitment and contingencies (Notes 7 and 13)

Shareholders' equity
 Preferred stock, par value $.01 per share,
  2,000,000 shares authorized, no shares issued
 Common stock, par value $.01 per share,
  20,000,000 shares authorized                                37,000        37,000
 Additional paid-in capital                               15,940,000    15,931,000
 Accumulated deficit                                      (8,588,000)   (5,431,000)
                                                         -----------   -----------
   Total shareholders' equity                              7,389,000    10,537,000
                                                         -----------   -----------
   Total liabilities and shareholders' equity            $10,674,000   $16,628,000
                                                         ===========   ===========

                    See accompanying notes to consolidated
                             financial statements.

                       CARVER CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  Years Ended December 31,
                                                           ---------------------------------------
                                                                1995         1994          1993
                                                           -----------   -----------   -----------
Net sales                                                  $18,428,000   $22,171,000   $26,274,000

Cost of sales                                               15,038,000    17,495,000    21,805,000
                                                           -----------   -----------   -----------
        Gross profit                                         3,390,000     4,676,000     4,469,000
                                                           -----------   -----------   -----------
Operating expenses
  Selling                                                    3,441,000     3,827,000     4,254,000
  General and administrative                                 1,887,000     2,221,000     1,899,000
  Engineering, research and development                        808,000     1,164,000     1,310,000
  Restructuring Charges                                      1,319,000             -             -
  Gain on sale of professional products line                (1,208,000)            -             -
                                                           -----------   -----------   -----------
                                                             6,247,000     7,212,000     7,463,000
                                                           -----------   -----------   -----------
        Loss from operations                                (2,857,000)   (2,536,000)   (2,994,000)
                                                           -----------   -----------   -----------
Other (income) expense
  Interest expense                                             335,000       365,000       330,000
  Interest income                                              (86,000)      (87,000)      (24,000)
  Loss on disposal of property and equipment                     3,000         2,000       194,000
  Miscellaneous                                                 48,000        57,000        70,000
                                                           -----------   -----------   -----------
                                                               300,000       337,000       570,000
                                                           -----------   -----------   -----------
Loss before discontinued operations                         (3,157,000)   (2,873,000)   (3,564,000)
                                                           -----------   -----------   -----------
Discontinued operations
  Loss from operations of discontinued
        subsidiary                                                   -             -      (790,000)
  Loss on sale of subsidiary                                         -             -    (1,054,000)
                                                           -----------   -----------   -----------
                                                                     -             -    (1,844,000)
                                                           -----------   -----------   -----------
Net loss                                                   $(3,157,000)  $(2,873,000)  $(5,408,000)
                                                           ===========   ===========   ===========
Loss per share
  Loss before discontinued operations                            $(.86)         (.78)       $ (.97)
  Discontinued operations                                            -             -          (.50)
                                                                 -----         -----        ------
  Net loss                                                       $(.86)        $(.78)       $(1.47)
                                                                 =====         =====        ======

                    See accompanying notes to consolidated
                             financial statements

                       CARVER CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS'EQUITY




                                    Common Stock
                                   $.01 Par Value          Additional        Retained
                                ---------------------        Paid-In         Earnings
                                 Shares       Amount         Capital        (Deficit)         Total
                                ---------    --------     -----------     -----------     -----------
Balance, December 31, 1992      3,673,511    $ 37,000     $15,921,000     $ 2,850,000     $18,808,000

   Issuance of stock                4,045         -             8,000             -             8,000

   Net loss                           -           -               -        (5,408,000)     (5,408,000)
                                ---------    --------     -----------     -----------     -----------

Balance, December 31, 1993      3,677,556      37,000      15,929,000      (2,558,000)     13,408,000

   Issuance of stock                1,118         -             2,000             -             2,000

   Net loss                           -           -               -        (2,873,000)     (2,873,000)
                                ---------    --------     -----------     -----------     -----------

Balance, December 31, 1994      3,678,674      37,000      15,931,000      (5,431,000)     10,537,000

   Issuance of stock                7,656         -             9,000             -             9,000

   Net loss                           -           -               -        (3,157,000)     (3,157,000)
                                ---------    --------     -----------     -----------     -----------

Balance, December 31, 1995      3,686,330     $37,000     $15,940,000     $(8,588,000)    $ 7,389,000
                                =========     =======      ==========     ===========     ===========

                    See accompanying notes to consolidated
                             financial statements.

                       CARVER CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                               Years Ended December 31,
                                                       ----------------------------------------
                                                           1995          1994          1993
                                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (3,157,000)  $(2,873,000)   $(5,408,000)
  Adjustments to reconcile net loss
      to cash flows from operating activities
    Depreciation and amortization                           300,000       371,000        536,000
    Gain on sale of professional products line           (1,208,000)          -              -
    Restructuring Costs                                   1,319,000           -              -
    Loss on disposal of property and equipment                3,000         2,000        200,000
    Loss on discontinued operations                             -             -        1,844,000
    Changes in assets and liabilities
      Accounts receivable, trade, net                     1,526,000     1,261,000      1,943,000
      Inventories                                         2,555,000     1,053,000         97,000
      Prepaid expenses                                      (31,000)     (300,000)       155,000
      Other assets and deferred charges                     126,000        87,000       (170,000)
      Accounts payable and accrued liabilities           (1,159,000)      846,000        (54,000)
                                                       ------------   -----------    -----------
           Cash flows from operating activities             274,000       447,000       (857,000)
           Cash flows from discontinued activities              -             -       (1,159,000)
                                                       ------------   -----------    -----------
                                                            274,000       447,000     (2,016,000)
                                                       ------------   -----------    -----------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from repayment of note receivable               10,000        10,000            -
    Proceeds from sale of professional products line      1,632,000           -              -
    Proceeds from sale of investment                            -             -          102,000
    Proceeds from sale of discontinued subsidiary               -             -          374,000
    Acquisition of property, plant and equipment            (44,000)     (139,000)      (210,000)
    Proceeds from disposal of property and equipment          2,000         2,000         13,000
                                                       ------------   -----------    -----------
           Cash flows from investing activities           1,600,000      (127,000)       279,000
                                                       ------------   -----------    -----------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                  9,000         2,000          8,000
    Increase (decrease) in note payable, net             (1,851,000)     (226,000)     1,454,000
    Repayment of long-term debt                             (20,000)      (18,000)       (17,000)
                                                       ------------   -----------    -----------
           Cash flows from financing activities          (1,862,000)     (242,000)     1,445,000
                                                       ------------   -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             12,000        78,000       (292,000)

CASH AND CASH EQUIVALENTS
  Beginning of year                                         249,000       171,000        463,000
                                                       ------------   -----------    -----------
  End of year                                          $    261,000   $   249,000    $   171,000
                                                       ============   ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Income tax paid                                      $        -     $     1,000    $     2,600
                                                       ============   ===========    ===========
  Interest paid                                        $    335,000   $   365,000    $   329,000
                                                       ============   ===========    ===========
  Non-cash investing and financing activity
    Proceeds from sale of building and land in
      exchange for long-term note receivable           $        -     $       -      $ 1,013,000
                                                       ============   ===========    ===========
    Proceeds from sale of professional products line
       in exchange for short-term note receivable      $    350,000   $       -      $       -
                                                       ============   ===========    ===========

                    See accompanying notes to consolidated
                             financial statements

                       CARVER CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Carver Corporation; its wholly-owned subsidiary, Carver International, Ltd., a Foreign Sales Corporation (FSC); and its 80%-owned subsidiary, USS Corporation through the date of disposition (Note 15). Significant intercompany transactions are eliminated in consolidation.

         OPERATIONS - The Company is engaged primarily in the development, manufacture and distribution of audio entertainment systems. Sales are conducted throughout the United States and various foreign nations. Net export sales by geographic areas are as follows:


                                               Years Ended December 31,
                                        -------------------------------------
                                           1995         1994         1993
                                        -----------  -----------  -----------
         Western Europe                 $ 1,608,000  $ 1,974,000  $ 2,590,000
         Canada                             577,000      683,000      759,000
         Asia                             1,771,000    1,706,000    1,000,000
         Other                            1,236,000    1,547,000    2,090,000
                                        -----------  -----------  -----------
                                        $ 5,192,000  $ 5,910,000  $ 6,439,000
                                        ===========  ===========  ===========

         REVENUE RECOGNITION - Revenue is recognized when products are shipped. The Company warrants its products for a period of one to five years following the date of sale. Estimated warranty costs are recorded in the period of the sale.

         INVENTORIES - Inventories consist of electronic components and audio equipment, and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                                           December 31,
                                                     -----------------------
                                                        1995        1994
                                                     ----------  -----------

        Raw materials                                $  893,000  $ 1,444,000
        Work-in-process                               1,284,000    1,712,000
        Finished products                             1,750,000    4,894,000
                                                     ----------  -----------
                                                     $3,927,000  $ 8,050,000
                                                     ==========  ===========


                       CARVER CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994
                                  (CONTINUED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation for financial reporting purposes is provided using straight-line and accelerated methods. Estimated useful lives range from three to thirty years.

         INTANGIBLES - Patents are amortized over the useful lives which range from seven to seventeen years.

         RESEARCH AND DEVELOPMENT - Costs associated with product research and development are charged to operations when incurred and are included in operating expenses.

         ADVERTISING - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense in 1995, 1994 and 1993 was $777,000, $868,000 and $754,000, respectively.

         CASH EQUIVALENTS - The Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents.

         EARNINGS PER SHARE - Earnings per share are based on earnings for the period, divided by the weighted average number of shares and common share equivalents outstanding during each year. The earnings per share calculations exclude common share equivalents because the effect would be anti-dilutive. The weighted average number of common shares for purposes of computing earnings per share amounted to 3,680,000, 3,678,000 and 3,676,000 shares for the years ended December 31, 1995, 1994 and 1993, respectively.

         PRESENTATION - Certain balances have been reclassified in the 1994 presentation to conform with the 1995 presentation.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                       CARVER CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994
                                  (CONTINUED)

NOTE 2 - ACCOUNTS RECEIVABLE

          Accounts receivable are as follows:


                                                           December 31,
                                                     -------------------------
                                                        1995          1994
                                                     -----------  ------------

          Trade receivables                          $ 2,570,000    $ 4,074,000
          Allowance for doubtful accounts               (233,000)      (183,000)
          Allowance for discounts                        (33,000)       (61,000)
                                                     -----------    -----------
                                                     $ 2,304,000    $ 3,830,000
                                                     ===========    ===========

NOTE 3 - NOTE RECEIVABLE

         In September 1993, the Company received a note for $1,015,000 secured by deed of trust in connection with the sale of a building and land. The note is payable in monthly installments of $8,000 including interest of 8.5% with the unpaid balance due in September 1996. The building and land are being held as collateral on the original mortgage (Note 4) and will be transferred to the buyer upon full satisfaction of the mortgage and this obligation.


NOTE 4 - FINANCING

         SHORT-TERM BORROWINGS - The Company has an agreement with a financial institution which provides for working capital advances up to $6,000,000. A maximum of $1,000,000 of this line may be used to secure letters of credit. Funds available under this agreement are restricted, however, to a portion of eligible accounts receivable and inventories. Advances are collateralized by substantially all assets and bear interest at the prime lending rate plus 2%. The outstanding balance on the line of credit was $1,216,000 and $3,067,000 at December 31, 1995 and 1994, respectively. The agreement expires with extensions on May 31, 1996. Maximum and average amounts outstanding during the year ended December 31, 1995 were $3,067,000 and $2,195,000, respectively. The weighted average interest rate at December 31, 1995 was 10.75% and the weighted average interest rate during the year, computed monthly, was 10.64%.

                       CARVER CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994
                                  (CONTINUED)

NOTE 4 - FINANCING  (CONTINUED)

         LONG-TERM DEBT - The Company assumed a $790,000 note secured by a deed of trust in connection with the purchase of a building and land in 1990. The note is payable in monthly installments of $7,790 and bears interest at 10.375%. The building and land were sold during 1993 for a note receivable (Note 3). The Company continues to be the primary debtor of the note payable. The $696,000 balance outstanding at December 31, 1995 is expected to be paid in full in 1996 upon collection of the note receivable. Accordingly, the debt has been reclassified to current in the accompanying financial statements.


NOTE 5 - FINANCIAL INSTRUMENTS AND CREDIT RISK

         FINANCIAL INSTRUMENTS AND CREDIT RISK - Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash accounts with creditworthy financial institutions and credit risk is deemed to be minimal. At December 31, 1995, accounts receivable with one customer were $1,004,000.

         The Company enters into purchase commitments with foreign companies (Note 7).

         FAIR VALUES - The carrying amounts of cash and cash equivalents, note receivable, notes payable and the current portion of long term debt approximated fair value as of December 31, 1995.

                       CARVER CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994
                                  (CONTINUED)

NOTE 6 - INCOME TAX

         A reconciliation of the income tax benefit to the amounts computed by applying the federal statutory income tax rate to income before income tax is as follows:


                                                 1995                              1994                            1993
                                        -----------------------          ----------------------          -----------------------
                                                        % of                            % of                              % of
                                                       Pre-Tax                         Pre-Tax                          Pre-Tax
                                          Amount       Income              Amount      Income              Amount       Income
                                        -----------  ----------          ----------  ----------          -----------  ----------
Income tax provision (benefit) at
 federal statutory rate                 (1,073,000)     (34.0)%          $(977,000)     (34.0)%          $(1,212,000)  (34.0)%
FSC income                                      -          -                (6,000)       (.2)               (16,000)    (.1)
Benefit from discontinued operations            -          -                   -           -                (627,000)   (1.9)
Loss for which no tax benefit is
 currently available                     1,073,000       34.0              983,000       34.2              1,855,000    36.0
                                        ----------   --------            ---------   --------            -----------  ------
                                        $       -          -  %          $      -          -  %          $        -       -  %
                                        ==========   ========            =========   ========            ===========  ======

 The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                          1995          1994
                                      ------------  ------------
      Deferred tax assets
        Net operating loss            $ 4,618,000   $ 3,423,000
        Other                             178,000       230,000

      Deferred tax liabilities
        Accelerated depreciation         (398,000)     (413,000)
        Other                              (5,000)      (19,000)
                                      -----------   -----------

        Total gross deferred taxes      4,393,000     3,221,000
        Less valuation allowance       (4,393,000)   (3,221,000)
                                      -----------   -----------

        Net deferred taxes            $        -    $        -
                                      ===========   ===========

                       CARVER CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994
                                  (CONTINUED)

NOTE 6 - INCOME TAX  (CONTINUED)

     For tax reporting purposes, the Company has approximately $13,581,000 of net operating losses which may be utilized to offset future taxable income. These loss carryforwards expire between the years 2004 and 2010. Under FAS 109, the Company is required to recognize the future benefit of its net operating loss carryforwards. The Company has a benefit from its net operating loss carryforwards of approximately $4,618,000 and has recorded a valuation allowance of 100% of the deferred tax asset.


NOTE 7 - COMMITMENT

     INVENTORY PURCHASE - As of December 31, 1995, the Company has committed to the purchase of approximately $2,371,000 of inventory expected to be received in 1996 from various vendors. Of th is amount, approximately $1,883,000 is denominated in Japanese Yen.


NOTE 8 - EMPLOYEE BENEFITS

     KEY EMPLOYEES' BONUS - The Company has an incentive bonus program which provides for payment of cash bonuses to its executive officers and department managers. During each fiscal year, the Board of Directors determines a bonus amount to be paid to participants. Expense for this program was $30,000 in 1995. No amounts were paid during 1994 and 1993.

     EMPLOYEE BONUS PLANS - The Company has a bonus plan in which all employees are eligible to participate other than those who are eligible for the Key Employees' Bonus program. Pursuant to this plan, a portion of operating income (to a maximum of $100,000 quarterly) is allocated among eligible employees based upon department performance, base salaries and individual performance. No allocations were made in 1995, 1994 or 1993.

     In addition, certain incentive programs exist which provide for cash bonuses upon achievement of sales goals and meeting of product introduction dates. Total expense amounted to $15,000 in 1995. No payments were made under this plan during 1994 or 1993.

                       CARVER CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994
                                  (CONTINUED)


NOTE 8 - EMPLOYEE BENEFITS  (CONTINUED)

     STOCK BONUS PLAN - In 1995, the Company adopted a stock bonus plan for employees, directors, and consultants. The plan allows the Board of Directors to grant shares of authorized, unissued common stock. In 1995, 1,500 shares were granted to three directors of the Company.

     STOCK PURCHASE PLAN - The Company has a stock purchase plan for the benefit of its employees. Employees who choose to participate enroll annually and may make voluntary contributions to a fund. On June 30 and December 31 of each year, the participant may apply contributed funds toward the purchase of Company stock at 85% of the prevailing market price or 85% of the market price on the date of enrollment in the plan. The Company has reserved 100,000 shares for issuance under this plan. The shares issued under this plan and the proceeds received are as follows:

                                             Shares      Proceeds
                                            --------    ----------
          1995                                2,663      $  3,500
          1994                                1,118         2,000
          1993                                4,045         8,000

     PROFIT SHARING PLAN - The Company has a 401(k) profit sharing plan for the benefit of all full-time employees. Participants may make voluntary contributions while the Company, at its discretion, may make a matching contribution at a rate of $.50 for every $1 of participant contribution up to $1,000 per participant. The Company made no contributions to the Plan in 1995, 1994 or 1993.

     STOCK OPTIONS - The Company has a 1985 Incentive Stock Option (ISO) Plan for employees and a 1985 Non-Qualified Stock Option (NSO) Plan for directors. The Company also has a 1995 stock option plan which provides for grants to key employees, directors, and consultants. Under all plans, the Board of Directors determines the option price at the date of grant (not to be less than the fair market value for ISOs and equal to the fair market value for NSOs). Options granted under all plans generally vest between three and four and one half years and expire between five and ten years from the date of grant. At December 31, 1995, 148,239 shares were vested and 192,500 were available for future grants under the plans.

                       CARVER CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994
                                  (CONTINUED)


NOTE 8 - EMPLOYEE BENEFITS  (CONTINUED)

     The Company granted options of 50,000 shares on August 6, 1993 and 50,000 shares on August 26, 1994 to key employees as a condition of employment. The option price is the fair market value of the underlying common stock on the date of grant. These options were fully vested on the date of grant and have terms of ten years subject to earlier lapse three years from the date of termination of employment or one year from the date of death or disability whichever comes first.

     Option prices at December 31, 1995 range from $1.81 to $3.25 per share. The following summary sets forth the activity under the plans in 1995 and 1994.

                                                   Number of Shares
                                                  -------------------
                                                     ISO       NSO's
                                                  ---------  --------
             Balance, December 31, 1993             200,639   131,250
               Granted                              200,000    50,000
               Lapsed                               (60,275)        -
                                                   --------   -------
             Balance, December 31, 1994             340,364   181,250
               Granted                              182,000    27,500
               Lapsed                              (226,000)  (16,250)
                                                   --------   -------
             Balance, December 31, 1995             296,364   192,500
                                                   ========   =======


NOTE 9 - RELATED PARTY TRANSACTIONS

     PATENTS AND ROYALTIES - Robert W. and Diana R. Carver, shareholders of Carver Corporation, hold three patents on the Magnetic Field Amplifier technology which is used in several Carver products. Pursuant to terms of the license agreement, Carver Corporation pays royalties to Robert W. and Diana R. Carver for each amplifier sold which incorporates the licensed technology. Such royalties amounted to $45,000 in 1995, $57,000 in 1994 and $102,000 in 1993.

                       CARVER CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994
                                  (CONTINUED)


NOTE 10 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                        First     Second    Third     Fourth
                                       Quarter   Quarter   Quarter   Quarter
                                       --------  --------  --------  --------
                                              (All amounts in thousands
                                               except per share amounts)
       Year ended December 31, 1995
        Revenues                     $   5,230     4,931     4,494     3,773
        Operating loss                    (542)   (1,140)      (81)   (1,094)
        Loss before income taxes          (632)   (1,303)     (151)   (1,071)
        Net loss                          (632)   (1,303)     (151)   (1,071)
        Net loss per share                (.17)     (.35)     (.04)     (.30)

       Year ended December 31, 1994
        Revenues                     $   5,516  $  4,800  $  5,675  $  6,180
        Operating loss                    (462)     (866)     (379)     (829)
        Loss before income taxes          (544)     (948)     (887)     (494)
        Net loss                          (544)     (948)     (887)     (494)
        Net loss per share                (.15)     (.26)     (.24)     (.13)


NOTE 11 - RESTRUCTURING CHARGES

     In the fourth quarter of 1995, the Company recorded a restructuring charge of $1,319,000 for costs associated with downsizing of operations, consolidating facilities, and the disposal either through sale or abandonment, of certain product lines. The charges include severance costs and write-off of intangible assets and inventories. As of December 31, 1995, $143,000 was accrued relating to personnel reduction that is expected to be substantially complete during March 1996.

                       CARVER CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994
                                  (CONTINUED)


NOTE 12 - SALE OF PROFESSIONAL PRODUCTS LINE

     On November 20, 1995, the Company sold assets relating to its professional products line for a gain of $1,208,000. The purchase price, net of certain selling expenses, was $1,982,000, of which $350,000 will be paid to the Company one year from the closing date and $209,000 was paid directly to Robert W. and Diana R. Carver in settlement of a royalty dispute.


NOTE 13 - CONTINGENCIES

     The Company has recently undergone a United States Customs Service audit. The results of the audit have been referred to the Office of Investigations of the Customs Service for possible civil penalty action on late payments of duty relating to imported equipment and materials for periods prior to 1994. Negotiations commenced with the government as to a possible disposition of the case, however, it could be several months before any final resolution is accomplished. The Customs Service issued to the Company a pre-penalty notice indicating that it will assess a penalty of up to approximately $400,000. The Company, by regulation, was afforded the opportunity to respond. At December 31, 1994, the Company recorded a liability of $50,000. In 1995, the Company submitted an offer in compromise to the Customs Service and included a payment of $50,000. The Customs Service has not yet responded to the offer in compromise.

     In 1996, a suit was filed against the Company by a former employee alleging that the Company engaged in discriminatory employment practices. The suit does not specify damages. Management has indicated its plans to vigorously contest this suit and believes that the loss, if any, resulting from the suit will not have a material impact on the Company's financial position, results of operations, or cash flows in future years.


NOTE 14 - LITIGATION SETTLEMENT

     On December 8, 1994, the Company executed an agreement which settled a lawsuit with Robert and Diana Carver for royalties payable. The agreement provided, in part, that the Company pay the Carvers $300,000 in forty-eight monthly installments. The entire balance was paid in full in 1995 in connection with the sale of the professional products line (Note 12). Operating losses in 1994 include a charge of $391,000 relating to settlement of the litigation including legal fees.

                       CARVER CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994
                                  (CONTINUED)


NOTE 15 - DISCONTINUED OPERATIONS

     On November 19, 1993, the Company sold its subsidiary USS Corporation, including all patents, contract rights, licenses, files and records, equipment and inventory. Proceeds from the sale of USS Corporation amounted to $374,000 as well as royalty payments of 7.5% of net revenues for the next five years and 4% thereafter. The sale resulted in a loss of $1,054,000 which includes amounts paid to terminate employment obligations. Revenues and operating loss for this subsidiary for the years ended December 31, 1994 and 1993 were $182,000 and $790,000, respectively.

[LETTERHEAD OF MOSS-ADAMS LLP APPEARS HERE]


             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE


To the Board of Directors and Shareholders
Carver Corporation


Under date of February 15, 1996, we reported on the consolidated balance sheet of Carver Corporation and subsidiary as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1995, as listed in item 8 of the Annual Report on Form 10-K for the year 1995. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related supplemental financial statement schedule.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Seattle, Washington
February 15, 1996

                       CARVER CORPORATION AND SUBSIDIARY

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                           YEARS ENDED DECEMBER 31,





                                                                               Additions
                                                            Balance At        Charged To                          Balance
                                                            Beginning          Costs And                           At End
            Descriptions                                     of Year           Expenses         Deductions(1)      Of Year
------------------------------------------                 ------------       -----------      ----------       -----------
Allowance for doubtful accounts - deducted
    from accounts receivable in the
    balance sheet
 1995                                                       $  183,000         $ 447,000        $ 397,000        $ 233,000
 1994                                                          190,000           195,000          202,000          183,000
 1993                                                           72,000           231,000          113,000          190,000

Allowance for discounts - deducted from
    accounts receivable in the balance sheet
 1995                                                        $  61,000         $ 450,000        $ 478,000        $  33,000
 1994                                                           90,000           580,000          609,000           61,000
 1993                                                          113,000           655,000          678,000           90,000




(1) Represents uncollectible accounts written off and discounts taken by customers.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated by reference to the Proposal 1 - Election of Directors, "Nominees," section of the Company's Proxy Statement with respect to its 1996 Annual Meeting of Shareholders to be filed by April 12, 1996.


ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference to the Directors' Compensation and Executive
                                --------------------------------------
Compensation sections of the Company's Proxy Statement with respect to its 1996
------------                           ---------------
Annual Meeting of Shareholders to be filed by April 12, 1996.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Incorporated by reference to the Securities and Principal Holders, Proposal 1 -
                                 ----------------------------------------------
Elections of Directors, "Nominees," and Executive Compensation, sections of the
--------------------------------------------------------------
Company's Proxy Statement with respect to its 1996 Annual Meeting of
          ---------------
Shareholders to be filed by April 12, 1996.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Certain Transactions section of the Company's
                                 --------------------
Proxy Statement with respect to its 1996 Annual Meeting of Shareholders to be filed by April 12, 1996.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  Index to Financial Statements and Financial Statement Schedules

1.  FINANCIAL STATEMENTS
    --------------------
                                                        PAGE IN
                                                          THIS
 Financial Statements Index                              REPORT
---------------------------                              ------

Report of Independent Accountants                          21

Consolidated Balance Sheet at
December 31, 1995 and 1994                                 22

Consolidated Statement of Operations, Years
Ended December 31, 1995, 1994 and 1993                     23

Consolidated Statement of Shareholders'
Equity, Years Ended December 31, 1995,
1994 and 1993                                              24

Consolidated Statement of Cash Flows, Years
Ended December 31, 1995, 1994 and 1993                     25

Notes to Consolidated Financial Statements                 26

                                                        PAGE IN
                                                          THIS
2.  FINANCIAL  STATEMENT SCHEDULES                       REPORT
    -------------------------------                      ------



     Report of Independent Accountants on
     Supplemental Schedule                                 37

     II - Valuation and Qualifying Accounts and Reserves   38

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


(b) Reports on Form 8-K. One report on Form 8-K was filed on December 5, 1995 describing the transaction in which the Company sold its professional product line to Phoenix Gold International, Inc.

(c)  Exhibits.

Executive Compensation Plans and Arrangements
---------------------------------------------

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1) License Agreement dated as of June 1, 1980 between the Company and Carver Technology Development, Inc. See Exhibit 10.1.

(2)  The Company's Amended 1985 Incentive Stock Option Plan.  See Exhibit 10.3.

(3)  The Company's Amended 1985 Non-Qualified Stock Option Plan. See Exhibit
10.4.

(4) Form of Amended Stock Option Agreement used in connection with options granted under the Company's Amended 1985 Incentive Stock Option Plan. See
Exhibit 10.5.

(5) Stock Option Agreement dated August 6, 1993 between Robert A. Fulton and the Company. See Exhibit 10.10.

(6) Stock Option Agreement dated March 10, 1994 between Robert A. Fulton and the Company. See Exhibit 10.21.

(7) Employment Agreement dated August 26, 1994 between Stephen M. Williams and the Company. See Exhibit 10.22.

(8) Stock Option Agreement dated August 26, 1994 between Stephen M. Williams and the Company. See Exhibit 10.23.

(9) Stock Option Agreement dated August 26, 1994 between Stephen M. Williams and the Company. See Exhibit 10.24.

(10) Employment Agreement dated January 2, 1996 between Stephen M. Williams and the Company. See Exhibit 10.34.

(11) The Stephen M. Williams 1996 Bonus Plan dated January 3, 1996 between Stephen M Williams and the Company. See Exhibit 10.35.

(12) Stock Option Agreement dated March 11, 1995 between Stephen M. Williams and the Company. See Exhibit 10.36.

(13) Stock Option Agreement dated March 24, 1995 between Stephen M. Williams and the Company. See Exhibit 10.37.

(14) Stock Option Agreement dated January 15, 1996 between Stephen M. Williams and the Company. See Exhibit 10.38.

EXHIBIT INDEX
-------------

Exhibit
-------
Number  See Attachment "Exhibits"
------

2.1 Asset Purchase and Sale Agreement dated as of December 23, 1992 among Carver Corporation, U.S. Sound, Inc., John Lemon and USS Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated December 23, 1992).

2.2 Asset Purchase Agreement dated November 19, 1993 between Carver Corporation and Bose Corporation. (Incorporated by reference to Exhibit 2.2 to the Registrant's Form 10-K for the year ended December 31, 1993.).

3.1 The Company's Restated Articles of Incorporation filed July 29, 1985. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1989).

3.2*   The Company's Seventh Amended and Restated Bylaws.

10.1 License Agreement dated as of June 1, 1980 between the Company and Carver Technology Development, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, No. 2-96896).

10.2 Employment Agreement dated as of April 4, 1985 between Robert W. Carver and the Company. (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, No. 2-96896).

10.3 The Company's Amended 1985 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1992).

10.4 The Company's Amended 1985 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-8, No.33-31344).

10.5 Form of the Amended Stock Option Agreement used in connection with the Company's Amended 1985 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1992).

10.6 The Company's Amended 1988 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1992).

10.7 Stock Purchase Agreement dated April 2, 1985 among Marubeni Corporation, Robert W. and Diana R. Carver and the Company. (Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, No. 2-96896).

10.8 Employment Agreement dated February 28, 1992, between Thomas C. Graham and the Company. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1992).

10.9 Severance Agreement dated as of September 22, 1993 between Thomas C. Graham and the Company. (Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1989).

10.10 Stock Option Agreement dated August 6, 1993 between Robert A. Fulton and the Company. (Incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1993).

10.11  Form of Authorized Dealer Agreement. (Incorporated by reference to
       Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1989).

10.12 Amended Carver Corporation Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1992).

10.13 License Agreement dated July 20, 1988 between the Company and Toshiba Corporation. (Incorporated by reference to Exhibit Number 10.20 to the Company's Form 10-K for the year ended December 31, 1988).

10.14 Letter Agreement for Accounts Receivable Financing between the Company and Congress Financial Corporation (Western) dated October 24, 1990, and related Security Agreements dated December 20, 1990. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1990).

10.15 Ninth Amendment to the Accounts Financing Agreement between Carver Corporation and Congress Financial Corporation (Western) dated March 31, 1994. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 1994.)

10.16 Employment Agreement dated as of December 23, 1992, among John Lemon, USS Corporation and Carver Corporation. (Incorporated by reference to Exhibit
       10.1 to the Registrant's Form 8-K dated December 23, 1992.)

10.17 Employment Agreement dated as of December 23, 1992, among Clifford Henricksen, USS Corporation and Carver Corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated December 23, 1992.)

10.18 Noncompetition Agreement dated as of December 23, 1992, among Carver Corporation, U.S. Sound, Inc., John Lemon and Clifford Henricksen. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated December 23, 1992.)


10.19 Severance Agreement dated November 19, 1993 by and among U.S. Sound, Inc., Carver Corporation and John Lemon. (Incorporated by reference to
       Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1993.)

10.20 Severance Agreement dated November 9, 1993 by and among U.S. Sound, Inc., Carver Corporation and Clifford Henricksen. (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1993.)

10.21 Stock Option Agreement dated March 10, 1994 between Robert A. Fulton and the Company. (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1994.)

10.22 Employment Agreement dated August 26, 1994 between Stephen M. Williams and the Company. (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1994.)

10.23 Stock Option Agreement dated August 26, 1994 between Stephen M. Williams and the Company. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1994.)

10.24 Stock Option Agreement dated August 26, 1994 between Stephen M. Williams and the Company. (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1994.)

10.25  Settlement Agreement dated December 8, 1994 between Robert W. and Diana
       R. Carver and the Company. (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1994.)

10.26  The Company's 1995 Stock Option Plan. (Incorporated by reference to
       Exhibit 10.26 to the Company's Form 10-Q for the quarter ended June 30, 1995.)

10.27  The Company's 1995 Stock Bonus Plan. (Incorporated by reference to
       Exhibit 10.27 to the Company's Form 10-Q for the quarter ended June 30, 1995.)

10.28 Asset Purchase Agreement dated November 20, 1995 between Phoenix Gold International Inc. and the Company. (Incorporated by reference to Exhibit
       2.1 to the Company's Form 8-K dated December 5, 1995.)

10.29 Amendment No. 1 to Asset Purchase Agreement dated November 20, 1995 between Phoenix Gold International, Inc. and the Company. (Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated December 5,
       1995).

10.30 License Agreement dated November 20, 1995 between Phoenix Gold International Inc. and the Company. (Incorporated by reference to Exhibit
       2.3 to the Company's Form 8-K dated December 5, 1995.).

10.31* Tenth Amendment to the Accounts Financing Agreement dated November 20,
       1995 between Congress Financial Corporation (Western) and the Company.

10.32* Eleventh Amendment to the Accounts Financing Agreement dated January 15,
       1996 between Congress Financial Corporation (Western) and the Company.

10.33* Twelfth Amendment to the Accounts Financing Agreement dated February 26,
       1996 between Congress Financial Corporation (Western) and the Company.

10.34* Employment Agreement dated January 2, 1996 between Stephen M. Williams and the Company.

10.35* The Stephen M. Williams 1996 Bonus Plan dated January 3, 1996 between
       Stephen M. Williams and the Company.

10.36* Stock Option Agreement dated March 11, 1995 between Stephen M. Williams and the Company.

10.37* Stock Option Agreement dated March 24, 1995 between Stephen M. Williams and the Company.

10.38* Stock Option Agreement dated January 15, 1996 between Stephen M. Williams and the Company.

11* Computation of Earnings Per Share for years ended December 31, 1995, 1994 and 1993.

21*    Subsidiaries of the Registrant.

23.1*  Consent of Moss Adams.

28.1 Amendment to Registration Statements Re: Indemnification. (Incorporated by reference to Exhibit 28.1 to the Company's Form 10-Q for the quarter ended September 30, 1990).

_____________
*Filed herewith

EXHIBIT INDEX
                                                                         PAGE IN
                                                                           THIS
ITEM                           DESCRIPTION                                REPORT

2.1 Asset Purchase and Sale Agreement dated as of December 23, 1992 among Carver Corporation, U.S. Sound, Inc., John Lemon and USS Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated December 23,1992)

2.2 Asset Purchase Agreement dated November 19, 1993 between Carver Corporation and Bose Corporation. (Incorporated by reference to Exhibit
     2.2 to the Registrant's Form 10-K for the year ended December 31, 1993.

3.1 The Company's Restated Articles of Incorporation filed July 29, 1985. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1989)

3.2* The Company's Seventh Amended and Restated Bylaws.

10.1 License Agreement dated as of June 1, 1980 between the Company and Carver Technology Development, Inc. (Incorporated by reference to
     Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, No. 2-96896)

10.2 Employment Agreement dated as of April 4, 1985 between Robert W. Carver and the Company. (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, No. 2-96896)

10.3 The Company's Amended 1985 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1992

10.4 The Company's Amended 1985 Non-Qualified Stock Option  Plan.
     (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-8, No. 33-31344)

10.5 Form of the Amended Stock Option Agreement used in connection with the Company's Amended 1985 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1992)

10.6 The Company's Amended 1988 Employee Stock Purchase Plan.
     (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1992)

10.7 Stock Purchase Agreement dated April 2, 1985 among Marubeni Corporation, Robert W. and Diana R. Carver and the Company. (Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, No. 2-96896)

                                                                         PAGE IN
                                                                           THIS
                                                                          REPORT

10.8 Employment Agreement dated February 28, 1992, between Thomas C. Graham and the Company. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1992.)

10.9 Severance Agreement dated as of September 22, 1993 between Thomas C. Graham and the Company. (Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1993.)

10.10 Stock Option Agreement dated August 6, 1993 between Robert A. Fulton and the Company. (Incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1993.)

10.11  Form of Authorized Dealer Agreement. (Incorporated by reference to
       Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1989.)

10.12 Amended Carver Corporation Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1992.)

10.13 License Agreement dated July 20, 1988 between the Company and Toshiba Corporation. (Incorporated by reference to Exhibit Number 10.20 to the Company's Form 10-K for the year ended December 31, 1988.)

10.14 Letter Agreement for Accounts Receivable Financing between the Company and Congress Financial Corporation (Western) dated October 24, 1990, and related Security Agreements dated December 20, 1990. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1990.)

10.15 Ninth amendment to the Accounts Financing Agreement between Carver Corporation and Congress Financial Corporation (Western) dated March 31, 1994. (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1994.)

10.16 Employment Agreement dated as of December 23, 1992, among John Lemon, USS Corporation and Carver Corporation. (Incorporated by reference to Exhibit
       10.1 to the Registrant's Form 8-K dated December 23, 1992.)

10.17 Employment Agreement dated as of December 23, 1992, among Clifford Henricksen, USS Corporation and Carver Corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated December 23, 1992.)

10.18 Noncompetition Agreement dated as of December 23, 1992, among Carver Corporation, U.S. Sound, Inc., John Lemon and Clifford Henricksen. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated December 23, 1992.)

10.19 Severance Agreement dated November 19, 1993 by and among U. S. Sound, Inc., Carver Corporation and John Lemon. (Incorporated by reference to
       Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1993)

10.20 Severance Agreement dated November 9, 1993 by and among U. S. Sound, Inc., Carver Corporation and Clifford Henricksen. (Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1993.)

10.21 Stock Option Agreement dated March 10, 1994 between Robert A. Fulton and the Company.

10.22 Employment Agreement dated August 26, 1994 between Stephen M. Williams and the Company.

10.23 Stock Option Agreement dated August 26, 1994 between Stephen M. Williams and the Company.

10.24 Stock Option Agreement dated August 26, 1994 between Stephen M. Williams and the Company.

10.25 Settlement Agreement dated December 8, 1994 between Robert W. and Diana R. Carver and the Company.

10.26  The Company's 1995 Stock Option Plan. (Incorporated by reference to
       Exhibit 10.26 to the Company's Form 10-Q for the quarter ended June 30, 1995.)

10.27  The Company's 1995 Stock Bonus Plan. (Incorporated by reference to
       Exhibit 10.27 to the Company's Form 10-Q for the quarter ended June 30, 1995.)

10.28 Asset Purchase Agreement dated November 20, 1995 between Phoenix Gold International Inc. and the Company. (Incorporated by reference to Exhibit
       2.1 to the Company's Form 8-K dated December 5, 1995.)

10.29 Amendment No. 1 to Asset Purchase Agreement dated November 20, 1995 between Phoenix Gold International Inc. and the Company. (Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated December 5, 1995.)

10.30 License Agreement dated November 20, 1995 between Phoenix Gold International Inc. and the Company. (Incorporated by reference to Exhibit
       2.3 to the Company's Form 8-K dated December 5, 1995.)

10.31* Tenth Amendment to the Accounts Financing Agreement dated November 20,
       1995 between Congress Financial Corporation (Western) and the Company.

10.32* Eleventh Amendment to the Accounts Financing Agreement dated January 15,
       1996 between Congress Financial Corporation (Western) and the Company.

10.33* Twelfth Amendment to the Accounts Financing Agreement dated February 26,
       1996 between Congress Financial Corporation (Western) and the Company

10.34* Employment Agreement dated January 2, 1996 between Stephen M. Williams and the Company

10.35* The Stephen M. Williams 1996 Bonus Plan dated January 3, 1996 between
       Stephen M. Williams and the Company

10.36* Stock Option Agreement dated March 11, 1995 between Stephen M. Williams and the Company

10.37* Stock Option Agreement dated March 24, 1995 between Stephen M. Williams and the Company

10.38* Stock Option Agreement dated January 15, 1996 between
       Stephen M. Williams and the Company

11* Computation of Earnings Per Share for years ended December 31, 1995, 1994 and 1993

21*    Subsidiaries of the Registrant

23.1*  Consent of Moss Adams

28.1 Amendment to Registration Statements RE: Indemnification. (Incorporated by reference to Exhibit 28.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1990)

____________
*Filed herewith

Pursuant to the requirement of Section 13 of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CARVER CORPORATION


By:  /s/STEPHEN M. WILLIAMS   By:/s/JOHN P. WORLD
     ----------------------      ----------------
     Stephen M. Williams,        John P. World
     President and Chief         Executive Vice President,
     Executive Officer           General Manager and
                                 Principal Accounting
                                 Officer


Date:  March 28, 1995
---------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title         Date

/s/ROBERT W. CARVER       Director      March 28, 1996
-------------------                     --------------
Robert W. Carver

/s/ROBERT A. FULTON       Director      March 28, 1996
-------------------                     --------------
Robert A. Fulton

/s/THOMAS C. GRAHAM       Director      March 28, 1996
-------------------                     --------------
 Thomas C. Graham

/s/JOHN F. VYNNE          Director      March 28, 1996
----------------                        --------------
 John F. Vynne

/s/STEPHEN M. WILLIAMS    Director      March 28, 1996
----------------------                  --------------
 Stephen M. Williams