Form 10-Q
period 1996-03-31
CARVER CORP
filed 1996-05-16
CIK 766177

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1996
                               -------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________


Commission file number _________________             _____________________


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

        ______________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)


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

          AT MARCH 31, 1996, 3,687,330 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                                              Page 1 of 21 pages.
                                 Exhibit Index appears at Page 16.

 PART 1.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                              CARVER CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                                  March 31,            December 31,
                                                    1996                  1995
                                                 (Unaudited)
Current Assets
   Cash and cash equivalents                       $   385,000           $   261,000
   Marketable securities                                 5,000                 5,000
   Accounts receivable, trade, net                   3,155,000             2,304,000
   Inventories                                       3,241,000             3,927,000
   Current portion of note receivable                1,344,000             1,342,000
   Prepaid expenses                                    478,000               377,000
                                                  ------------          ------------
         Total current assets                        8,608,000             8,216,000
   Property and equipment,
         less accumulated depreciation               2,268,000             2,291,000
   Other assets and deferred charges                   170,000               167,000
                                                  ------------          ------------
   Total Asset                                     $11,046,000           $10,674,000
                                                  ============          ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current
   Notes payable                                   $ 2,075,000           $ 1,216,000
   Accounts payable                                    849,000               842,000
   Accrued liabilities
      Commissions and advertising                      151,000               104,000
      Payroll and related taxes                        114,000               198,000
      Warranty                                          73,000                73,000
      Other                                             89,000               156,000
   Current portion of long-term debt                   691,000               696,000
                                                  ------------          ------------
      Total current liabilities                      4,042,000             3,285,000
                                                  ------------          ------------

Shareholders' equity
   Preferred stock, par value $.01 per share
   2,000,000 shares authorized, no shares
   issued
   Common stock, par value $.01 per share
   20,000,000 shares authorized                         37,000                37,000
   Additional paid-in capital                       15,940,000            15,940,000
   Accumulated deficit                              (8,973,000)           (8,588,000)
                                                  ------------          ------------
      Total shareholders' equity                     7,004,000             7,389,000
                                                  ------------          ------------
      Total liabilities and shareholders' equity   $11,046,000           $10,674,000
                                                  ============          ============

                (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                              CARVER CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                   Three Months Ended
                                                         March 31,
                                                   1996             1995
                                           -----------------------------------
Net sales                                   $ 4,348,000         $  5,230,000

Cost of sales                                 3,508,000            4,047,000
                                           --------------      ---------------

  Gross profit                                  840,000            1,183,000

Operating expense
  Selling                                       639,000              990,000
  General & administrative                      424,000              482,000
  Engineering, research & development           153,000              253,000
                                           -------------       --------------

                                              1,216,000            1,725,000
                                           -------------       --------------

Loss from operations                           (376,000)            (542,000)

Other income (expense)
  Interest expense                              (54,000)             (96,000)
  Interest income                                 26,000               21,000
  Other                                           19,000             (15,000)
                                           -------------       --------------
Net loss                                     $ (385,000)          $ (632,000)
                                           =============       ==============

Loss per share                                $   (0.10)           $   (0.17)
                                           =============       ==============

                                CARVER CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                        1996                  1995
                                                   --------------         ------------
OPERATING ACTIVITIES:
Net loss                                              $(385,000)          $ (632,000)
Adjustments to reconcile net loss to
  cash flows from operating activities:
  Depreciation and amortization                           64,000               86,000
  Changes in:
    Accounts receivable                                (858,000)              508,000
    Inventories                                          686,000              200,000
    Prepaid expenses                                    (95,000)               40,000
    Accounts payable and accrued liabilities            (96,000)               36,000
    Other assets & deferred charges                      (9,000)             (39,000)
                                                   -------------           ----------
Net cash provided by operating activities              (693,000)              199,000
                                                   -------------           ----------

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment, net       (35,000)             (23,000)
Proceeds (increase) in note receivable                   (2,000)                2,000
                                                   -------------           ----------
Net cash used by investing activities                   (37,000)             (21,000)
                                                   -------------           ----------

FINANCING ACTIVITIES:
Increase (decrease) in notes payable                    859,000             (360,000)
Repayment of long-term debt                             (5,000)               (5,000)
                                                   ------------            ----------
Net cash provided by financing activities               854,000             (365,000)
                                                   ------------            ----------

Increase of cash and cash equivalents                   124,000             (187,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                   261,000               249,000
                                                   ------------            ----------
  End of period                                       $ 385,000             $  62,000
                                                   ============            ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                      $  54,000             $  96,000

                               CARVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)


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

The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and the "Notes to Consolidated Financial Statements" set forth in the Company's 10-K filing for the year ended December 31, 1995.

The Company has adopted SFAS 123 but will continue to apply APB 25 for the measurement of stock options granted by the Company. The exercise price of all options for purchase of shares of the Company's Common Stock have been equal to the fair market value of the Company's stock on the date of grant.

NOTE 2 - INVENTORIES

     Inventories consisted of the following:


                                 March 31,           December 31,
                                    1996                 1995
                                 ----------          ------------

     Raw materials               $  517,000            $  893,000
     Work-in-progress             1,145,000             1,284,000
     Finished goods               1,579,000             1,750,000
                                 ----------            ----------

                                 $3,241,000            $3,927,000
                                 ==========            ==========

NOTE 3 - EARNINGS PER SHARE

The earnings per share computations are based upon the weighted average number of shares outstanding for the interim periods presented as set forth in Exhibit 11, "Computation of Earnings per Share." The earnings per share calculation for periods in which a loss is recorded excludes common share equivalents because the effect would be antidilutive.

NOTE 4 - PROPERTY AND EQUIPMENT
                                    March 31,            December 31,
                                       1996                  1995
                                   ------------          -------------
     Land                          $   440,000            $   440,000
     Building & improvements         2,452,000              2,452,000
     Equipment                       2,019,000              2,019,000
                                   -----------            -----------
                                     4,911,000              4,911,000

     Less accumulated
      depreciation                  (2,643,000)            (2,620,000)
                                   -----------            -----------

                                   $ 2,268,000            $ 2,291,000
                                   ===========            ===========

NOTE 5 - INCOME TAXES - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", under which income tax expense is determined using an asset and liability approach. There was no effect on the Company's financial position or results of operations as a result of implementing this accounting standard. Management is of the opinion that it is not appropriate to record a benefit for net operating loss carryforwards of approximately $13,580,000 at this time. As future operating results improve, management will re-assess its position in this matter.

NOTE 6 - COMMITMENTS - As of April 30, 1996, the Company has committed to purchase approximately $3,100,000 of inventory expected to be received in 1996 from various offshore vendors.

NOTE 7 - CONTINGENCIES - See Customs Audit, Part 1, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART 1.  FINANCIAL INFORMATION (CONTINUED)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

FORWARD - LOOKING INFORMATION -
- -----------------------------

Statements in this report concerning future performance, achievements, developments, expectations, events or trends, including the discussion of the Company's strategy, product development and introduction plans and generation of additional working capital, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These include the risks and uncertainties under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and those identified by the Company from time to time in other filings with the Commission, press releases and other communications.

RESULTS OF OPERATIONS -
- ---------------------

The following tables set forth items in the consolidated statement of income as a percentage of net sales for the three-month periods ended March 31, 1996 and 1995.

                                   Percentage of Net Sales
                                  -------------------------

                                      Three Months Ended
                                            March 31,
                                     1996           1995
Net sales                           100.0%         100.0%

Cost of sales                        80.7           77.4
                                   ------         ------

Gross profit                         19.3           22.6

Operating expenses
  Selling                            14.7           18.9
  General and administrative          9.8            9.2
  Engineering, research and
    development                       3.5            4.9
                                   ------         ------

Loss from operations                ( 8.7)         (10.4)

Interest expense                     (1.2)          (1.8)
Interest income                       0.6            0.4
Other expense                         0.4           (0.3)
                                   ------         ------

Net loss                           ( 8.9)%        (12.1)%
                                   ======         ======

RECENT DEVELOPMENTS -
- -------------------

CUSTOMS AUDIT.  Between 60% to 65% of the Company's revenues in recent years are
- -------------
of products which are sourced from offshore suppliers primarily from the Far East. Late in 1994 the United States Customs Service conducted an audit of the Company's import operations. The Customs Service found that the Company had made late duty payments totaling $99,000 on tooling between 1989 to 1993. On March 9, 1995, the Customs Service issued to the Company a prepenalty notice indicating that it will assess a penalty up to approximately $400,000. The Company has provided documentation to the Customs Service which the Company believes should significantly mitigate any penalty. In July 1995, the Company paid the Customs Service $50,000 as an offer in compromise of the penalty.
While the Company believes its offer will be accepted, there can be no assurances of this. The Company's current cash flow position would not allow it to pay a $400,000 penalty. (See "Management's Discussion and Analysis Financial Condition and Results of Operations").

SALE OF PROFESSIONAL AUDIO PRODUCT LINE. In November 1995, the Company sold all
- ---------------------------------------
of the tangible and intangible assets related to its professional audio products line to Phoenix Gold International, Inc. ("Phoenix Gold"). The transaction included a license which allows Phoenix Gold to use the name "Carver Professional", and an agreement by the Company not to compete against Phoenix Gold in the professional audio market for a period of five years from the date of the sale. The transaction provided needed working capital and enabled the Company to focus on its consumer product business, and further reduce staff and related overhead. However, there can be no assurance that such benefits from the sale will accrue to the Company. Cash generated by the transaction allowed Carver to purchase previously deferred shipments of offshore-sourced consumer products. ("Management's Discussion and Analysis of Financial Condition and Results of Operations").

CIRCUIT CITY DISTRIBUTION AGREEMENT. Late in 1995, the Company entered into a
- -----------------------------------
distribution arrangement with Circuit City. Sales to Circuit City are projected to be as much as 50%, or more, of the Company's revenue in 1996. However, the Company has no prior sales experience with Circuit City on which to base its projection and has no history of re-orders from Circuit City. Circuit City may not be able to successfully market and sell the Company's products. Factors which could affect the volume of sales by Circuit City include factors which generally influence retail sales of electronic products. The agreement between the Company and Circuit City may be terminated by either party for any reason upon 30 days advance, written notice without penalty. In the event of an unexpected termination of this agreement, the Company may not be able to change its operations quickly enough to respond to a significantly lower level of sales.

SEASONALITY.  The markets for consumer audio equipment are moderately seasonal,
- -----------
with somewhat higher sales expected to occur in the last six months of the year. The introduction of new products may affect this seasonality and quarter-to-quarter comparisons. Demand for audio products also exhibits some cyclicality, reflecting the general state of the economy and consumer expectations.

NET SALES AND NET LOSSES -
- ------------------------

Net sales for the quarter ended March 31, 1996 were $4,348,000, a decrease of 16.9% from net sales of $5,230,000 for the same period of 1995. In mid-November 1995, the Company sold its professional product line. First quarter 1995 net sales included sales of professional products of $1,547,000 and OEM sales of $263,000. In the first quarter of 1996, net sales of professional products were $370,000 and the Company had no OEM sales. Contracts which represented 95% of the Company's 1995 OEM sales were included in the assets sold with the professional products line.

Sales of preamplifiers/tuners and loudspeakers increased by $187,000 or 34% and $210,000 or 269%, respectively, from the same period last year. Sales of receivers in the first quarter of 1996 decreased $210,000 or

269% in the first quarter of 1996 compared to the first quarter of 1995. Sales of consumer amplifiers decreased by $176,000 or 8% from the same period last year.

Domestic sales of the Company's consumer products increased to $3,000,000 or 38% compared to sales of $2,225,000 in the first quarter of 1995. Of the domestic sales, approximately $1,800,000 or 59% were sales made by the Company to Circuit City. Sales outside of the United States decreased approximately 48% from $861,000 to $467,000 in the first quarter of 1996. The Company believes this is attributable to limited availability of product to sell to its international distributors. Approximately half of the Company's sales in the first quarter of 1996 were attributable to products which the Company sources offshore compared to 46% for the first quarter 1995.

The Company's sales of consumer products, although higher in the first quarter of 1996 than in the corresponding period last year, have been adversely impacted by the Company's strategy in 1995 of reducing its product line, especially those at the low end of the price range and with low margins. Also, both domestic and export sales have been and are continuing to be adversely effected by a severe shortfall in working capital during most of 1995 and recently in 1996. Due this shortfall, the Company has not been able to purchase enough of the products which its sources offshore to consistently fill orders. This shortfall in inventory exposes the Company to the risk that a portion of orders from its dealer will be canceled due to the Company's inability to fill pending orders in a timely manner. See "Liquidity and Capital Resources" below.

Net losses for the quarter ended March 31, 1996 were $385,000 (8.9% of net sales) or $0.10 per share compared to a loss of $632,000 (12.1% of net sales) or $0.17 per share in the first quarter of 1995.

GROSS PROFIT -
- ------------

Gross profit declined as a percent of net sales to 19.3% in the first quarter of 1996 from 22.6% in the first quarter of 1995. Professional product sales during the first quarter of 1996 of $375,000 were made to the purchaser of the Company's professional product line pursuant to an agreement entered into at the time of the sale of the line. Pursuant to the agreement, the Company sells such professional products at cost. The Company has satisfied its obligation to manufacture and sell professional products to the purchaser of its professional product line. In addition, approximately $1,800,000 in sales to Circuit City were at a lower margin than the Company realizes on its sales to other domestic customers. The Company believes that it may experience improvements in gross profit as it increases its domestic production. Margins are expected to improve as the Company purchases new products to be introduced in 1996 from offshore vendors located outside of Japan. There can be no assurance that foreign exchange rates, cost increases or other factors will not negatively impact margins on the Company's sourced product. (See "Liquidity and Capital Resources".)

OPERATING EXPENSE -
- -----------------

Selling expense decreased by approximately $350,000 when comparing the first quarter of 1996 to the first quarter of 1995. Continued efforts by the Company to reduce expenses and the elimination of selling expenses attributable to the Company's professional products line resulted in lower selling expense. Assuming sufficient working capital is available, the Company expects selling expense to increase slightly during the remainder of the year as it increases its field support and media advertising.

General and administrative expense decreased by nearly $60,000 in quarter to quarter comparisons, primarily as a result of reductions in staffing.

Research and development expense decreased by approximately $100,000 in the first quarter of 1996 compared to the first quarter of 1995, primarily due to lower personnel expense resulting from the sale of the Company's professional products line.

OPERATING LOSS -
- --------------


The Company reported operating losses of $376,000 for the first quarter of 1996 compared with operating losses of $542,000 for the first quarter of 1995.

OTHER INCOME AND EXPENSE -
- ------------------------

Average borrowings were down in the first quarter of 1996 from the first quarter of 1995, and interest expense decreased by approximately $42,000.

LIQUIDITY AND CAPITAL RESOURCES -
- -------------------------------

The Company's working capital on March 31, 1996 was $4,566,000 which included cash and short term investments aggregating approximately $390,000. This compares with working capital of $4,931,000 and cash and short-term investments of $266,000 at December 31, 1995. At May 6, 1996, the Company's immediate capital resources consisted of approximately $55,000 in cash (and cash equivalents) and the credit facility described below. The losses incurred by the Company over the last several years have eroded the Company's working capital so that the Company is dependent on its revolving line of credit to finance operations.

The Company has a $6,000,000 revolving line of credit, $1,000,000 of which can be used to open commercial letters of credit. Borrowings under this agreement are restricted to 70% of eligible accounts receivable and 50% of eligible inventory. As a condition to its approval of the sale of the professional products line, the Company's lender required that borrowings under the line of credit be reduced by an "Availability Block" of $250,000 plus 20% of the gross proceeds from the sale of raw material and work-in-process inventories used for professional products and sold as a part of the sale of the professional product line. At May 6, 1996, the Company had borrowed $1,504,693 of the $1,749,353 then available under this facility. The line is collateralized by substantially all assets of the Company and bears interest at the prime lending rate plus 2%. On January 15, 1996, the lender agreed to make temporary advances to the Company in amounts up to $1,000,000 over the amount otherwise available under the formulas described above. The Company granted its lender a deed of trust on Carver's Lynnwood, Washington facility as security for the temporary accommodation. The Company has borrowed $250,000 against this over-line all of which must be repaid on May 31, 1996. The Company's line of credit expires on July 31, 1996. In February 1996, management met with the representatives from its lender to discuss the renewal of its line of credit. Based on this discussion, the Company believes that its lender will renew the line of credit for a two year term. The lender has also indicated a willingness to extend the temporary over-line for an additional 120 day period. However, there can be no assurance that the Company will be able to renew its line of credit or obtain an extension of the over-line or that it will able to do either on a timely basis or on favorable terms.

The Company's inventory has decreased $690,000 from December 31, 1995 primarily due to raw materials and finished goods. Accounts receivable have increased $850,000 from the end of 1995 due to the timing of shipments of products to one of the Company's customers and past due receivables from Phoenix Gold International, Inc. the purchaser of the professional product line.

As the Company's borrowing base is dependent on its inventory and receivables, the borrowing availability has contracted to a level at which the Company has experienced a cash shortfall and has been forced to delay the payment of its accounts payable which could impair its relationship with its vendors and which has delayed receipt of major source product purchases. During most of 1995 the Company operated under a severe cash shortage which caused it to push out payments to vendors, and defer the purchase of source product for several months. The Company believes that many of its trade creditors and source product vendors may not allow the Company to significantly delay payment of its payables. Consequently, the Company believes that several of its major suppliers will change payment terms to require prepayment or letters of credit. More restrictive payments terms will further restrict the Company's working capital and further delay its ability to produce and source products. The inability of the Company to source product overseas will cause it to be unable to fill orders from its dealers. The Company estimates that it could lose approximately $5.5 million in projected sales in 1996 due to lack of availability of product unless additional working capital is generated. The decline in accounts receivable and inventories caused by this shortage of working capital will further reduce the amount of borrowings available to the Company under its line of credit, thus worsening the problem. The continued viability of the Company is dependent on it obtaining additional working capital in the very near future.

The Company's working capital requirements include funds needed to purchase inventories of raw materials and source product and finance day to day operations, and repayment of the $250,000 over-line by May 31, 1996, unless extended. A significant amount of the Company's accounts payable are past due. The Company's available sources of working capital consist of cash flow from operations and a small amount of expected available borrowings under its credit facility. The Company believes that it will not be able to satisfy a number of its obligations in May 1996.

The Company has entered into a Letter of Intent with Renwick Capital Management, a New York-based Investment fund. The Letter of Intent contemplates an infusion of capital of approximately $3.45 million in return for shares of a new issue of preferred stock convertible into shares of the Company's Common Stock and warrants, which, if fully exercised and converted, would involve the issuance of
1.7 million additional shares of Common Stock of 47% of the current shares outstanding. Because the Letter of Intent is subject to negotiations of definitive agreements and satisfaction of a number of closing conditions, there can be no assurances that the negotiations will result in definitive agreements acceptable to the Company and the prospective investor or that closing conditions can be satisfied.

The Company has entered into an agreement for the sale of its headquarters in Lynnwood, Washington. The Purchase and Sale agreement contains several contingencies which the Purchaser must remove before the sale can be closed. There can be no assurance that the prospective Purchaser will remove the contingencies or that the sale will be consummated. Even if the Purchaser removes the contingencies, the sale is unlikely to generate additional cash for the Company's operations before December 1996.


EFFECTS OF INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES
- -------------------------------------------------------------------

Due to the competitive conditions in the market for consumer electronics, historically the Company has been limited in its ability to increase prices for its products in amounts sufficient to offset increased production and operating costs. The Company increased prices for its domestic products in January 1995 and its export products in July 1995 an average of 5%. The Company intends to continue to monitor costs and its market and adjust prices taking into consideration the Company's costs and competitive conditions. All sales of the Company's products are in U.S. dollars.

Approximately 47% of the Company's net sales in 1995 and 50% year to date in 1996 were of products designed by and/or manufactured to the Company's specifications by overseas suppliers. The Company purchased a substantial portion of these products at an agreed per unit price payable in Japanese yen. Accordingly, the weakening in the value of the dollar versus the yen has had an adverse effect on the Company's gross margin in 1995. The Company's 1996 plan presently is for 58% of its revenues to be from product sourced offshore. It is presently the Company's intention to replace certain Japanese built products in the second and third quarters of 1996 with product sourced from countries that do not require payment in Japanese Yen. However, the transition to alternate suppliers may involve quality control issues, delays in delivery dates or other transitional problems.

Historically, the Company has had a policy of generally hedging its foreign currency exposure between the date orders are placed with overseas suppliers and the date at which payment is made. Due to credit restrictions under its line of credit, the Company is not hedging at this time, and therefore does have exposure to currency fluctuations which might adversely effect its gross profits in 1996. At May 6, 1996, the Company had committed to the purchase of approximately $3.1 million of inventory scheduled for delivery in 1996. Of this amount, approximately $1.0 million is denominated for payment in Japanese Yen.
A 15% appreciation in Yen against the U.S. dollar would increase the amount which the Company has committed to purchase by approximately $150,000 to a total of $1,150,000.


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.
          ------------------

          None.

ITEM 2.   CHANGES IN SECURITIES.
          ----------------------

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          --------------------------------

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

ITEM 5.   OTHER INFORMATION.
          ------------------

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------
          (a)  Exhibit 10.39

               Thirteenth Amendment to the Accounts Financing Agreement dated March 28, 1996 Congress Financial Corporation (Northwest) and the Company.

          (b)  Exhibit 10.40

               Fourteenth Amendment to the Accounts Financing Agreement dated April 29, 1996 between Congress Financial Corporation (Western) and the Company.

          (c)  Exhibit 11

               Computation of Earnings per Share


          (d)  Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CARVER CORPORATION


Dated:  May 15, 1996                 /s/John P. World
                                    --------------------------
                                    John P. World
                                    Executive Vice President,
                                    General Manager and
                                    Principal Accounting Officer

                               CARVER CORPORATION
                                 EXHIBIT INDEX

EXHIBIT           TITLE                                              PAGE
- -------------------------------------------------------------------------
10.39     Thirteenth Amendment to the Accounts Financing             17
          Agreement dated March 28, 1996 Congress Financial
          Corporation (Northwest)and the Company.


10.40     Fourteenth Amendment to the Accounts Financing             19
          Agreement dated April 29, 1996 between Congress
          Financial Corporation (Western)and the Company.



11        Computation of Earnings Per Share                          21