Form 10-Q
period 1996-06-30
CARVER CORP
filed 1996-08-14
CIK 766177

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1996
                               -----------------------------------

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to  ______________

                  Commission file number  0-14482
                                         -------------------------

                              CARVER CORPORATION
                              ------------------
            (Exact Name of Registrant as specified in its charter)

           WASHINGTON                                      91-1043157
           ----------                                      ----------
 (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                     Identification Number)

                 20121 - 48TH AVENUE WEST, LYNNWOOD, WA  98036
                 ---------------------------------------------
         (Address of principal executive offices)        (Zip Code)
                                (206) 775-1202
                                --------------
                (Registrant's telephone number, including area code)

                 ---------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---
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

          At June 30, 1996, 3,698,371 shares of $.01 par value common stock of the Registrant were outstanding.

                                                             Page 1 of 23 pages.
                                               Exhibit Index appears at Page 19.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                              CARVER CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                              June 30,        December 31,
                                                1996             1995
                                            (Unaudited)

Current Assets
  Cash and cash equivalents                  $    42,000      $   261,000
  Marketable securities                            5,000            5,000
  Accounts receivable, trade, net              1,814,000        2,304,000
  Inventories                                  4,550,000        3,927,000
  Current portion of note receivable             270,000        1,342,000
  Prepaid expenses                               957,000          377,000
                                             -----------      -----------
    Total current assets                       7,638,000        8,216,000
  Property and equipment,
    less accumulated depreciation              2,208,000        2,291,000
  Other assets and deferred charges              187,000          167,000
                                             -----------      -----------
  Total Assets                               $10,033,000      $10,674,000
                                             ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current
  Notes payable                              $ 1,933,000      $ 1,216,000
  Accounts payable                               685,000          842,000
  Accrued liabilities
    Commissions and advertising                  142,000          104,000
    Payroll and related taxes                    173,000          198,000
    Warranty                                      73,000           73,000
    Other                                         38,000          156,000
  Current portion of long-term debt                               696,000
                                             -----------      -----------
    Total current liabilities                  3,044,000        3,285,000
                                             -----------      -----------
Shareholders' equity
  Preferred Stock, par value $.01 per
  share 2,000,000 shares authorized,
  470,588 shares issued                            5,000
  Common stock, par value $.01 per
  share 20,000,000 shares authorized              37,000           37,000
  Additional paid-in capital                  16,891,000       15,940,000
  Accumulated deficit                         (9,944,000)      (8,588,000)
                                             -----------      -----------
    Total shareholders' equity                 6,989,000        7,389,000
                                             -----------      -----------
    Total liabilities and shareholders'
      equity                                 $10,033,000      $10,674,000
                                             ===========      ===========

               (See Notes to Consolidated Financial Statements)

                              CARVER CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                            June 30,
                                                              1996           1995               1996            1995
                                                              ----           ----               ----            ----
Net sales                                                  $3,045,000     $ 4,931,000        $ 7,393,000     $10,161,000
Cost of sales                                               2,547,000       4,226,000          6,055,000       8,273,000
                                                           ----------     -----------        -----------     -----------
  Gross profit                                                498,000         705,000          1,338,000       1,888,000

Operating expense
  Selling                                                     543,000       1,058,000          1,182,000       2,048,000
  General & administrative                                    586,000         472,000          1,010,000         954,000
  Engineering, research & development                         178,000         315,000            331,000         568,000
                                                           ----------     -----------        -----------     -----------
                                                            1,307,000       1,845,000          2,523,000       3,570,000
                                                           ----------     -----------        -----------     -----------

Loss from operations                                         (809,000)     (1,140,000)        (1,185,000)     (1,682,000)

Other income (expense)
  Interest expense                                            (89,000)        (96,000)          (143,000)       (192,000)
  Interest income                                              23,000          22,000             49,000          43,000
  Other                                                       (96,000)        (89,000)           (77,000)       (104,000)
                                                           ----------     -----------        -----------     -----------
Net loss                                                   $ (971,000)    $(1,303,000)       $(1,356,000)    $(1,935,000)
                                                           ----------     -----------        -----------     -----------
Loss per common share                                      $    (0.26)    $     (0.35)       $     (0.37)    $     (0.53)
                                                           ----------     -----------        -----------     -----------

                              CARVER CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                       1996          1995
                                                   -----------    -----------
Operating Activities:
Net loss                                           $(1,356,000)   $(1,935,000)
Adjustments to reconcile net loss to
  cash flows from operating activities:
  Depreciation and amortization                        120,000        237,000
  Changes in:
    Accounts receivable                                490,000        766,000
    Inventories                                       (623,000)     1,087,000
    Prepaid expenses                                  (580,000)        91,000
    Accounts payable and accrued liabilities          (262,000)        16,000
    Other assets & deferred charges                    (20,000)       (31,000)
                                                   -----------     ----------
Net cash (used) provided by operating activities    (2,231,000)       231,000
                                                   -----------     ----------
Investing Activities:
Acquisition of property, plant and
  equipment, net                                       (37,000)       (37,000)
Proceeds from notes receivable                       1,072,000          5,000
                                                   -----------     ----------
Net cash (used) provided by investing activities     1,035,000        (32,000)
                                                   -----------     ----------
Financing Activities:
Increase (decrease) in notes payable                   717,000       (335,000)
Repayment of long-term debt                           (696,000)       (10,000)
Issuance of common stock                                                2,000
Issuance of Preferred Stock                            956,000
                                                   -----------     ----------
Net cash (used) provided by financing activities       977,000       (343,000)
                                                   -----------     ----------

Decrease of cash and cash equivalents                 (219,000)      (144,000)

Cash and cash equivalents:
  Beginning of period                                  261,000        249,000
                                                   -----------     ----------
  End of period                                    $    42,000     $  105,000
                                                   -----------     ----------
Supplemental cash flow information:
  Interest paid                                    $   126,000     $  192,000

                              CARVER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)


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

NOTE 2 - INVENTORIES

     Inventories consisted of the following:


                                       June 30,         December 31,
                                         1996              1995
                                       --------         ------------
        Raw materials                  $  699,000       $  893,000
        Work-in-progress                1,617,000        1,284,000
        Finished goods                  2,234,000        1,750,000
                                       ----------       ----------
                                       $4,550,000       $3,927,000
                                       ==========       ==========

NOTE 3 - EARNINGS PER COMMON SHARE

The earnings per share computations are based upon the weighted average number of shares outstanding for the interim periods presented as set forth in Exhibit 11, "Computation of Earnings per Share." The earnings per share calculation for periods in which a loss is recorded excludes common share equivalents because the effect would be antidilutive.

 NOTE 4 - PROPERTY AND EQUIPMENT



                                       June 30,         December 31,
                                         1996              1995
                                       --------         ------------
        Land                           $  440,000       $  440,000
        Building & improvements         2,452,000        2,452,000
        Equipment                       1,973,000        2,019,000
                                       ----------       ----------
                                        4,865,000        4,911,000

        Less accumulated
         depreciation                  (2,657,000)      (2,620,000)
                                       ----------       ----------
                                       $2,208,000       $2,291,000
                                       ==========       ==========

NOTE 5 - INCOME TAXES - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", under which income tax expense is determined using an asset and liability approach. There was no effect on the Company's financial position or results of operations as a result of implementing this accounting standard. Management is of the opinion that it is not appropriate to record a benefit for net operating loss carryforwards of approximately $14,550,000 at this time. As future operating results improve, management will re-assess its position in this matter.

NOTE 6 - COMMITMENTS - As of July 31, 1996, the Company has committed to purchase approximately $2,439,000 of inventory expected to be received in 1996 from various offshore vendors.

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

RESULTS OF OPERATIONS -
- ---------------------

The following tables set forth items in the consolidated statement of income as a percentage of net sales for the three-month and six-month periods ended June 30, 1996 and 1995.


                                           Percentage of Net Sales
                                           -----------------------

                                     Three Months Ended     Six Months Ended
                                         June 30,               June 30,
                                     1996        1995       1996       1995
                                     ----        ----       ----       ----
Net sales                            100.0%      100.0%     100.0%     100.0%

Cost of sales                         83.6        85.7       81.9       81.4
                                     -----       -----      -----      -----
Gross profit                          16.4        14.3       18.1       18.6

Operating expenses
  Selling                             17.8        21.4       16.0       20.1
  G & A                               19.3         9.6       13.6        9.4
  Engineering, research
    and development                    5.9         6.4        4.5        5.6
                                     -----       -----      -----      -----
Loss from operations                 (26.6)      (23.1)       (16)     (16.5)

Interest expense                      (2.9)       (2.0)      (1.9)      (1.9)
Interest income                        0.8         0.5         .6         .4
Other expense                         (3.2)       (1.8)      (1.0)      (1.0)
                                     -----       -----      -----      -----
Net loss                             (31.9)%     (26.4)%    (18.3)%    (19.0)%
                                     =====       =====      =====      =====

RECENT DEVELOPMENTS -
- -------------------

Employment of Vice President Finance.  On July 15, 1996 the Company employed
- ------------------------------------
Debra L. Griffith as its Vice President - Finance thereby filling the vacancy that had existed since February 15, 1996. Ms. Griffith, a Certified Public Accountant and a University of Washington honors graduate, has over 16 years experience in finance with Teltone Corporation and Deloitte & Touche.

Customs Audit.  Between 60% to 65% of the Company's revenues in recent years are
- -------------
of products which are sourced from offshore suppliers primarily from the Far East. Late in 1994 the United States Customs Service conducted an audit of the Company's import operations. The Customs Service found that the Company had made late duty payments totaling $99,000 on tooling between 1989 to 1993. On March 9, 1995, the Customs Service issued to the Company a prepenalty notice indicating that it would assess a penalty up to approximately $400,000. The Company had provided documentation to the Customs Service which significantly mitigated the penalty. In July 1995, the Company paid the Customs Service $50,000 as an offer in compromise of the penalty. In June 1996 the Customs Service notified the Company that it had accepted that payment as settlement in full of the assessed penalties.

Private Placement of Securities.  On June 12, 1996 the Company entered into a
- -------------------------------
Stock Purchase Agreement with Renwick Capital Management, a New York-based investment fund. The agreement provides for an infusion of capital of approximately $3,450,000 in return for shares of Series A Preferred Stock convertible into shares of the Company's Common Stock and warrants, which, if fully exercised and converted, would involve the issuance of 1,700,000 additional shares of Common Stock or 47% of the current shares outstanding. (See "Liquidity and Capital Resources.")

Renewal of Line of Credit.  On May 24, 1996, the Company's line of credit was
- -------------------------
renewed on substantially the same terms and conditions for a two year term ending on July 31, 1998. At the same time, the lender agreed to make temporary advances to the Company over the amount otherwise available. The terms of the temporary accommodation allow the Company to borrow amounts up to $1,000,000 through September 30, 1996, $500,000 through October 31, 1996, and $250,000 through November 30, 1996. (See "Liquidity and Capital Resources.")

Sale of the Company's Building.  The Company has entered into an agreement to
- ------------------------------
sell its headquarters in Lynnwood, Washington for $3,675,000. The Purchase and Sale Agreement contains several contingencies which the Purchaser must remove before the sale can be closed. There can be no assurance that the prospective Purchaser will remove the contingencies or that the sale will be consummated. Even if the Purchaser removes the contingencies, the sale is unlikely to generate additional cash for the Company's operations before December 1996. (See "Liquidity and Capital Resources.")

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

Circuit City Distribution Agreement. Late in 1995, the Company entered into a
- -----------------------------------
distribution arrangement with Circuit City. Sales to Circuit City are projected to be as much as 50%, or more, of the Company's revenue in 1996. However, the Company has no prior sales experience with Circuit City on which to base its projection. Circuit City may not be able to successfully market and sell the Company's products. Factors which could affect the volume of sales by Circuit City include factors which generally influence retail sales of electronic products. The agreement between the Company and Circuit City may be terminated by either party for any reason upon 30 days advance, written notice without penalty. In the event of an unexpected termination of this agreement, the Company may not be able to change its operations quickly enough to respond to a significantly lower level of sales.

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

NET SALES AND NET LOSSES -
- ------------------------

Net sales for the quarter ended June 30, 1996 were $3,045,000, a decrease of 38.2% from net sales of $4,931,000 for the second quarter of 1995. Net sales for the six months ended June 30, 1996 were $7,393,000 a 27.2% decrease from net sales of $10,161,000 for the first six months of 1995. In mid-November 1995, the Company sold its professional product line. First half 1995 net sales included sales of professional products of $2,849,000 and OEM sales of $631,000 of which $1,302,000 and $368,000 respectively were sold in the second quarter. In the first half of 1996, net sales of professional products were $432,000 of which $62,000 was sold in the second quarter and the Company had no OEM sales. Contracts which represented 95% of the Company's 1995 OEM sales were included in the assets sold with the professional products line.

Domestic sales of the Company's consumer products increased to $5,634,000 or 22% compared to sales of $4,600,000 in the first six months of 1995. Of the domestic sales, approximately $3,185,000 or 56% were sales made by the Company to Circuit City. Sales outside of the United States decreased approximately 59% from $1,536,000 to $637,000 in the first six months of 1996. The Company believes this is attributable to limited availability of product to sell to its international distributors. Approximately 55% of the Company's sales in the six months of 1996 were attributable to products which the Company sources offshore compared to 47% for the same period of the prior year. During the quarter ending June 30, 1996 domestic sales increased to $2,634,000 or 11% when compared to the same period of the prior year, of which $1,385,000 or 53% represents sales made to Circuit City. In addition, international sales for the quarter decreased 70% to $200,000 when compared to the prior year due to limited product availability.

The Company's sales of consumer products, although higher in 1996 than in the corresponding period last year, were affected by the Company's strategy in 1995 of reducing its product line, especially those at the low end of the price range and with low margins. Also, both domestic and export sales have been adversely effected by a severe shortfall in working capital during most of 1995 and in the first half of 1996. One of the Company's offshore vendors failed to deliver product on their scheduled delivery date in March and April 1996. As a result, the Company was not able to stock enough of the products which its sources offshore to consistently fill orders until the end of the second quarter. In addition, most of the product sourced offshore are products which generate additional sales of products manufactured by the Company (e.g. preamplifier/tuners and compact disc players). As a result, the Company believes its revenues for the first half of 1996 were further reduced.

Net losses for the quarter and six month periods ended June 30, 1996 were $971,000 (31.9% of net sales) or $0.26 per common share and $1,356,000 (18.3% of net sales) or $0.37 per common share respectively. This compares to net losses of $1,303,000 (19.8% of net sales) or $0.35 per share for the quarter period and $1,935,000 (19% of net sales) or $0.53 per share for the six month period ended June 30, 1995.

GROSS PROFIT -
- ------------

Gross profit increased as a percent of net sales to 16.4% in the second quarter of 1996 from 14.3% in the second quarter of 1995. Gross profit for the first six months of 1996 was relatively unchanged from the prior year. Professional product sales during the second quarter of 1996 of $432,000 were made to the purchaser of the Company's professional product line pursuant to an agreement entered into at the time of the sale of the line. Pursuant to the agreement, the Company sells such professional products at cost. In addition, approximately $3,185,000 in sales to Circuit City in the first six months were at a lower margin than the Company realizes on its sales to other domestic customers. Despite these adverse impacts on gross margin the Company has experienced improvements in gross profit as it has increased its domestic production. Margins are expected to continue to improve as the Company purchases new products to be introduced in 1996 from offshore vendors located outside of Japan. There can be no assurance that foreign exchange rates, cost increases or other factors will not negatively impact margins on the Company's sourced product. (See "Liquidity and Capital Resources".)

OPERATING EXPENSE -
- -----------------

Operating expense decreased in both quarter to quarter and year to date comparisons by 29% due to the elimination of expenses attributable to the Company's professional products line. This reduction affected selling, general and administrative as well as research and development. The Company expects selling expense to increase slightly during the remainder of the year as it increases its field support and media advertising. General and administrative increased in the quarter ending June 30, 1996 due to additions to the reserve for doubtful accounts.

OTHER INCOME AND EXPENSE -
- ------------------------

Average borrowings were down in the first six months of 1996 from the same period of 1995, and therefore interest expense decreased by approximately $49,000.

LIQUIDITY AND CAPITAL RESOURCES -
- -------------------------------

The Company's working capital on June 30, 1996 was $4,594,000 which included cash and short term investments aggregating approximately $47,000. This compares with working capital of $4,931,000 and cash and short-term investments of $266,000 at December 31, 1995. At August 7, 1996, the Company's immediate capital resources consisted of approximately $84,000 in cash (and cash equivalents) and the credit facility described below.

The Company has a $6,000,000 revolving line of credit, $1,000,000 of which can be used to open commercial letters of credit. Borrowings under this agreement are restricted to 70% of eligible accounts receivable and 50% of eligible inventory. At August 7, 1996, the Company had borrowed $1,578,000 of the $1,624,000 then available under this facility. The line is collateralized by substantially all assets of the Company and bears interest at the prime lending rate plus 2%. On May 24, 1996, the lender agreed to make temporary advances to the Company over the amount otherwise available under the formulas described above. The terms of the temporary accommodation allow the Company to borrow up to an additional $1,000,000 through September 30, 1996, $500,000 through October 31, 1996, and $250,000 through November 30, 1996. The Company granted its lender a deed of trust on Carver's Lynnwood, Washington facility as security for the temporary accommodation. The Company has no borrowings against this over-line availability. The Company's line of credit expires on July 31, 1998.

The Company's inventory has increased $623,000 from December 31, 1995 primarily due to receipt of finished goods from offshore suppliers. Accounts receivable has decreased $490,000 from the end of 1995 due to reduced sales.

As the Company's borrowing base is dependent on its inventory and receivables, the borrowing availability had contracted to a level at which the Company was experiencing a cash shortfall and was forced to delay payment of its accounts payable which delayed receipt of major sourced product purchases. During most of 1995 the Company operated under a severe cash shortage which caused it to push out payments to vendors, and defer the purchase of source product for several months. Several of the Company's major suppliers have changed payment terms to require prepayment. The Company believes that it has lost sales in the first six months of 1996 due to lack of availability of product.

Due to the Company's shortfall in working capital in the first half of 1996 and the 90 to 120 delay between the dates on which the Company orders product and its receipt of such product, the Company expects to continue to experience shortages of certain models of its products over the next three months. While the Company believes that such shortages will adversely effect sales in the third quarter of 1996, it expects the impact to be less than the Company experienced in the first half of 1996. (See "Liquidity and Capital Resources".)

On June 12, 1996 the Company entered into a Stock Purchase Agreement (the "Agreement") with Renwick Capital Management Inc. ("Renwick"), a New York-based investment fund. The Agreement provides for an infusion of capital of approximately $3,450,000 in return for shares of Series A Preferred Stock convertible into shares of the Company's Common Stock and warrants, which, if fully exercised and converted, would involve the issuance of 1,711,764 additional shares of Common Stock or 47% of the current shares outstanding. The Agreement provides that the Company will sell to Renwick or its affiliates up to 1,411,764 shares of Convertible Preferred Stock (the "Preferred Stock") and five year warrants to acquire up to 300,000 shares of Common Stock (the "Warrants").

The financing is being made over a 90 day period in three tranches each consisting of 470,588 shares of Preferred Stock and warrants to purchase up to 100,000 shares of Carver Corporation Common Stock. The price of the Preferred Stock is fixed at $2.125 per share and each share of Preferred Stock is convertible at any time at the option of the holder into one share of Common Stock, subject to certain potential antidultion adjustments to be triggered by the issuance of additional shares of Common Stock at less than the lesser of the then current market price or $2.125. The Preferred Stock is entitled to an 8% compounding annual dividend payable quarterly. In the first year such dividend will be paid with shares of Common Stock. In years two and three (the Preferred Stock will automatically be converted into Common Stock on the third anniversary of issuance, thereby terminating the accruing dividend) the Company has the option of paying the dividend either in cash or with shares of Common Stock. If paid with Common Stock, the number of shares will be based on the greater of $2.125 per share or the average of the closing bid prices for the Common Stock for the 30 days prior to the dividend payment date.

The holders of the Preferred Stock are entitled to one vote for each share of Common Stock into which the Preferred Stock is convertible. In addition, the holders of the Preferred Stock are entitled to elect two representatives to the Company's Board of Directors. The Company's Board of Directors has been increased to seven members, and Raj K. Bhatia and James R. McCullough have been appointed to the Board of Directors to represent holders of the Preferred Stock. Bhatia and McCullough are partners of Renwick. By virtue of the number of votes to be controlled by Renwick and its affiliates, their right to elect two of the Company's seven directors and the fact that various actions may not be taken by the Company without the approval of the holders of at least a majority of the Preferred Stock, such holders may be deemed to have acquired control of the Company. Certain actions by the Company, such as a merger or liquidation of the Company, the sale of substantially all of its assets, payment of dividends, amendment of the Company's articles of incorporation, the issuance of additional securities or the incurrence of certain indebtedness, will require the approval of at least a majority of the Preferred Stock. The Agreement also provides that the investors will have preemptive rights to subscribe for additional shares issued by the Company and rights to have the Company register shares of Common Stock issued upon conversion of the Preferred Stock or exercise of the Warrants.

The exercise price of the Warrants is $1.50 per share of Common Stock, if exercised from the date of the initial closing through the date two years from the date of the initial closing, $1.75 for the next year, $2.00 for the next year, $2.125 for the final year, again subject to certain potential antidilution adjustments. The number of shares of Common Stock which might be issued in payment of the dividend cannot be determined at this time as such number will vary with the market price of the Common Stock. As of August 7, 1996, $2,000,000 has been received in payment for the first 941,176 shares of Preferred Stock and Warrants to acquire 200,000 shares of Common Stock.

Renwick is a New York-based investment banking firm founded in 1994 which specializes in the identification of undervalued growth companies exhibiting the potential for an operational turn-around. Renwick actively supports its principal investments through the involvement of the industry and Wall Street professionals familiar with turn-around situations.

The Company has entered into an agreement to sell its headquarters in Lynnwood, Washington for $3,675,000. The sale would generate net cash proceeds of approximately $3,454,000 and the Company would realize a gain on the sale of approximately $1,478,000. The Purchase and Sale Agreement contains several contingencies which the Purchaser must remove before the sale can be closed. There can be no assurance that the prospective Purchaser will remove the contingencies or that the sale will be consummated. Even if the Purchaser removes the contingencies, the sale is unlikely to generate additional cash for the Company's operations before December 1996.

The Line of Credit along with the sale of preferred stock previously discussed should enable the Company to meet its operating needs.

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

Approximately 47% of the Company's net sales in 1995 and 55% year to date in 1996 were of products designed by and/or manufactured to the Company's specifications by overseas suppliers. Historically, the Company purchased a substantial portion of these products at an agreed per unit price payable in Japanese yen. Accordingly, the weakening in the value of the dollar versus the yen has had an adverse effect on the Company's gross margin in 1995. The Company's 1996 plan presently is for 58% of its revenues to be from product sourced offshore. The Company is in the process of replacing certain Japanese built products with product sourced from countries that do not require payment in Japanese Yen. However, the transition to alternate suppliers may involve quality control issues, delays in delivery dates or other transitional problems.

Historically, the Company has had a policy of generally hedging its foreign currency exposure between the date orders are placed with overseas suppliers and the date at which payment is made. Due to credit restrictions under its line of credit, the Company has not been hedging, and therefore does have exposure to currency fluctuations which might adversely effect its gross profits in 1996.
At August 7, 1996, the Company had committed to the purchase of approximately $2,400,000 of inventory scheduled for delivery in 1996. Of this amount, approximately $20,000 is denominated for payment in Japanese Yen. As a result, changes in the value of the Yen against the U.S. dollar would not have a material effect on the amount the Company has committed to purchase.


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.
          -----------------

          None.

ITEM 2.   Changes in Securities.
          ---------------------

          As described more fully under the caption "Liquidity and Capital Resources" in Item 2 of Part I above, on June 12, 1996, the Company entered into a Stock Purchase Agreement with Renwick Capital Management, Inc. ("Renwick") and certain Renwick affiliates (the "Purchase Agreement"). The Purchase Agreement provides for the sale to affiliates of Renwick of up to 1,411,764 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") and the issuance to Renwick of five year warrants (the "Warrants") to acquire up to 300,000 shares of the Company's Common Stock (the "Common Stock"). In the event of liquidation of the Company, holders of the Preferred Stock are entitled to receive the price paid for their shares of Preferred Stock plus accrued but unpaid dividends before holders of the Company's outstanding shares of Common Stock receive any distributions.

     Each share of Preferred Stock is convertible at any time at the option of the holder into one share of Common Stock, subject to certain potential antidilution adjustments to be triggered by the issuance of additional shares of Common Stock at less than the lesser of the then current market price or $2.125. The Preferred Stock is entitled to an 8% compounding annual dividend payable quarterly and the holders of Preferred Stock are entitled to one vote per share. Certain actions by the Company, such as a merger or liquidation, the sale of substantially all of its assets, payment of dividends, amendment of the Company's articles of incorporation, the issuance of additional securities or the incurrence of certain indebtedness, require the approval of the holders of at least a majority (or in some cases, two-thirds) of the holders of the Preferred Stock.

     In addition, the holders of the Preferred Stock are entitled to elect two representatives to the Company's Board of Directors. The Company's Board of Directors has been increased to up to seven members, and Raj K. Bhatia and James
R. McCullough (principals of Renwick) have been appointed to the Board of Directors to represent holders of the Preferred Stock. By virtue of the number of votes to be controlled by Renwick and its affiliates, their right to elect two of the Company's seven directors and the fact that various actions may not be taken by the Company without the approval of the holders of at least a majority of the Preferred Stock, such holders may be deemed to have acquired control of the Company.

     See "Liquidity and Capital Resources" in Item 2 of Part I above.

ITEM 3.   Defaults Upon Senior Securities.
          -------------------------------

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

The Company's Annual Meeting of Shareholders was held on May 21, 1996.

     (a) Election of Directors. The nominees identified in the following table were elected for a term of one year or until their successors are duly elected and qualified. Except as set forth in the following table, there was no director of the Company whose term of office continued after the Annual Meeting.


                                           Against/         Abstentions/
    Nominee's Name              For        Withheld       Broker Non-votes
    --------------              ---        --------       ----------------
   Robert W. Carver          2,356,098      704,861             0

   Robert A. Fulton          2,274,331      786,628             0

   Thomas C. Graham          2,299,231      761,728             0

   John F. Vynne             2,300,881      760,078             0

   Stephen M. Williams       2,301,231      759,728             0


     (b) Proposal to Amend the Company's 1995 Stock Option Plan to increase the number of shares available for grant by 300,000 shares, from 360,000 shares to 660,000 was approved

The proposal to approve the amendment of the Company's 1995 Stock Option Plan received the following votes:

        For        Against        Abstain         Broker Non-votes
        ---        -------        -------         ----------------
     1,173,511     889,881         10,351                0

ITEM 5.   Other Information.
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibit 10.41

               Fifteenth Amendment to the Accounts Financing Agreement dated May 24, 1996 Congress Financial Corporation (Northwest) and the Company.

          (c)  Exhibit 11

               Computation of Earnings per Share

          (d)  Reports on Form 8-K

               The Company filed two reports on Form 8-K during the quarter ended June 30, 1996, the first report dated as of May 1, 1996 and the second dated as of June 12, 1996. Both reported information under item 5 concerning the financing described under the heading "Liquidity and Capital Resources" in Item 2 of Part 1 above.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CARVER CORPORATION


Dated:                            /s/ Debra L. Griffith
                                  ------------------------
                                  Debra L. Griffith
                                  Vice President - Finance

                              CARVER CORPORATION
                                 EXHIBIT INDEX


Exhibit           Title                                               Page
- -------------------------------------------------------------------------------
10.41        Fifteenth Amendment to the Accounts Financing            20
             Agreement dated May 24, 1996 Congress
             Financial Corporation (Northwest)and the Company.

11           Computation of Earnings Per Share                        23

27           Article 5 - Financial Data Schedule