Form 10-Q
period 1996-09-30
CARVER CORP
filed 1996-11-14
CIK 766177

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 SEPTEMBER 30, 1996
                               ------------------------------------------------

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                    Commission file number         0-14482
                                           ----------------------

                               CARVER CORPORATION
            (Exact Name of Registrant as specified in its charter)

               WASHINGTON                                 91-1043157
----------------------------------                -----------------------------
   (State of other jurisdiction                          (IRS Employer
 of incorporation or organization)                     Identification Number)

                  20121 - 48TH AVENUE WEST, LYNNWOOD, WA  98036
      -----------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)


                               (206) 775-1202
                               --------------
               (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if changed since last report)

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

Yes       No
    ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     AT SEPTEMBER 30, 1996, 3,719,832 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                                                             Page 1 of 27 pages.
                                               Exhibit Index appears at Page 18.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                    CARVER CORPORATION
                               CONSOLIDATED BALANCE SHEET
                                        ASSETS
                                                 Sept. 30,        December 31,
                                                   1996               1995
                                                (Unaudited)
Current Assets
  Cash and cash equivalents                      $   137,000      $     261,000
  Marketable securities                                5,000              5,000
  Accounts receivable, trade, net                  2,576,000          2,304,000
    Raw materials                                    689,000            893,000
    Working                                        1,389,000          1,284,000
    Finished                                       2,004,000          1,750,000
                                                ------------      -------------
  Inventories                                      4,082,000          3,927,000
  Current portion of note receivable                 249,000          1,342,000
  Prepaid expenses                                   955,000            377,000
                                                ------------      -------------
    Total current assets                           8,004,000          8,216,000
  Property and equipment,
    Land                                             440,000            440,000
    Buildings and improvements                     2,452,000          2,452,000
    Equipment                                      2,006,000          2,019,000
                                                ------------      -------------
                                                   4,898,000          4,911,000
    less accumulated depreciation                 (2,717,000)        (2,620,000)
                                                ------------      -------------
                                                   2,181,000          2,291,000
  Other assets and deferred charges                  185,000            167,000
                                                ------------      -------------
  Total Assets                                  $ 10,370,000     $   10,674,000
                                                ------------      -------------
                                                ------------      -------------


                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current
  Notes payable                                 $    711,000     $    1,216,000
  Accounts payable                                   389,000            842,000
  Accrued liabilities
    Commissions and advertising                      148,000            104,000
    Payroll and related taxes                        161,000            198,000
    Warranty                                          83,000             73,000
    Other                                             22,000            156,000
  Current portion of long-term debt                                     696,000
                                                ------------      -------------
    Total current liabilities                      1,514,000          3,285,000
                                                ------------      -------------

Shareholders' equity
  Preferred Stock, par value $.01 per share
  2,000,000 shares authorized, 1,411,764
  shares issued and outstanding                       14,000
  Cstock, par value $.01 per share
  20,000,000 shares authorized, 3,719,832
  shares issued and outstanding                       37,000             37,000
  Additional paid-in capital                      18,882,000         15,940,000
  Accumulated deficit                            (10,077,000)        (8,588,000)
                                                ------------      -------------
    Total shareholders' equity                     8,856,000          7,389,000
                                                ------------      -------------
    Total liabilities and shareholders' equity  $ 10,370,000       $ 10,674,000
                                                ------------      -------------
                                                ------------      -------------
                    (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                                    CARVER CORPORATION
                            CONSOLIDATED STATEMENT OF INCOME
                                      (Unaudited)

                                        Three Months Ended               Nine Months Ended
                                               Sept. 30,                     Sept. 30,
                                       1996             1995           1996            1995
                                    ------------     ------------    ------------    ------------
Net sales                           $  4,336,000     $  4,494,000    $ 11,729,000    $ 14,655,000

Cost of sales                          3,093,000        3,416,000       9,148,000      11,689,000
                                    ------------     ------------    ------------    ------------

  Gross profit                         1,243,000        1,078,000       2,581,000       2,966,000

Operating expense
  Selling                                674,000          702,000       1,856,000       2,750,000
  General & administrative               461,000          340,000       1,470,000       1,294,000
  Engineering, research & development    176,000          117,000         507,000         685,000
                                    ------------     ------------    ------------    ------------

                                       1,311,000        1,159,000       3,833,000       4,729,000
                                    ------------     ------------    ------------    ------------

Loss from operations                     (68,000)         (81,000)     (1,252,000)     (1,763,000)

Other income (expense)
  Interest expense                       (37,000)         (82,000)       (180,000)       (274,000)
  Interest income                          1,000           22,000          50,000          65,000
  Other                                   15,000          (10,000)        (62,000)       (114,000)
                                    ------------     ------------    ------------    ------------
 Net loss                           $    (89,000)     $  (151,000)   $ (1,444,000)  $  (2,086,000)
                                    ------------     ------------    ------------    ------------
                                    ------------     ------------    ------------    ------------

Loss per common share               $      (0.02)     $     (0.04)   $      (0.39)  $       (0.57)
                                    ------------     ------------    ------------    ------------
                                    ------------     ------------    ------------    ------------




*Weighted average number of
 shares outstanding                     3,709,101       3,679,538       3,697,965       3,679,106

*Options outstanding and Preferred Stock conversion are excluded as the effect on loss per share is antidilutive.

                                    CARVER CORPORATION
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                       1996            1995
                                                   ------------    ------------
OPERATING ACTIVITIES:
Net loss                                           $ (1,444,000)   $ (2,086,000)
Adjustments to reconcile net loss to
  cash flows from operating activities:
  Depreciation and amortization                         179,000         311,000
  Changes in:
    Accounts receivable                                (272,000)      1,117,000
    Inventories                                        (155,000)      1,929,000
    Prepaid expenses                                   (578,000)        204,000
    Accounts payable and accrued liabilities           (571,000)       (401,000)
    Other assets & deferred charges                     (18,000)        (45,000)

                                                   ------------    ------------
Net cash (used) provided by operating activities     (2,859,000)      1,029,000
                                                   ------------    ------------

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment, net       (69,000)        (42,000)
Proceeds from notes receivable                        1,093,000           7,000

                                                   ------------    ------------
Net cash (used) provided by investing activities      1,024,000         (35,000)
                                                   ------------    ------------

FINANCING ACTIVITIES:
Increase (decrease) in notes payable                   (505,000)     (1,183,000)
Repayment of long-term debt                            (696,000)        (15,000)
Issuance of common stock                                                  2,000
Issuance of Preferred Stock                           2,912,000
                                                   ------------    ------------

Net cash (used) provided by financing activities      1,711,000      (1,196,000)
                                                   ------------    ------------

Decrease of cash and cash equivalents                  (124,000)       (202,000)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                   261,000         249,000
                                                   ------------    ------------
  End of period                                     $   137,000      $   47,000
                                                   ------------    ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                     $   180,000      $  274,000

                                    CARVER CORPORATION
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)

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

The Company has adopted SFAS 123 but will continue to apply APB 25 for the measurement of stock options granted by the Company. The application of SFAS 123 and APB25 to warrants granted by the Company may result in compensation expense to the Company depending on the terms of each agreement.

NOTE 2 - EARNINGS PER COMMON SHARE

The earnings per share computations are based upon the weighted average number of shares outstanding for the interim periods presented. The earnings per share calculation for periods in which a loss is recorded excludes common share equivalents because the effect would be antidilutive.

NOTE 3 - INCOME TAXES - Income tax expense is determined using an asset and liability approach. There was no effect on the Company's financial position or results of operations as a result of implementing this accounting standard. Management is of the opinion that it is not appropriate to record a benefit for net operating loss carryforwards of approximately $14,960,000 at this time. As future operating results improve, management will re-assess its position in this matter.

NOTE 4 - COMMITMENTS - As of November 12, 1996, the Company has committed to purchase approximately $2,722,000 of inventory expected to be received in 1996 from various offshore vendors most of which is payable in U.S. dollars.

NOTE 5 - STOCKHOLDERS EQUITY - Under the terms of the Stock Purchase Agreement with Renwick Capital Management (See Item 2. "Changes in Securities") dividends paid in Common Stock are reflected in the stockholders equity section of the Balance Sheet as a decrease in Retained Earnings and increase to Common Stock and Paid in Capital. As of September 30, 1996 15,323 shares of Common Stock have been issued under the terms of this agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD - LOOKING INFORMATION -
Statements in this report concerning future performance, achievements, developments, expectations, events or trends, including the discussion of the Company's strategy, product development and introduction plans and anticipated improvements in gross margin, constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such statements. These include the risks and uncertainties described below or under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and those identified by the Company from time to time in other filings with the Commission, press releases and other communications.

RESULTS OF OPERATIONS -
The following tables set forth items in the consolidated statement of income as a percentage of net sales for the three-month and nine-month periods ended September 30, 1996 and 1995.

                                            PERCENTAGE OF NET SALES

                               Three Months Ended             Nine Months Ended
                                  September 30,                 September 30,
                               1996           1995            1996        1995
                               ----           ----            ----        ----
Net Sales                      100%           100%            100%        100%
Cost of Sales                  71.3           76.0            78.0        79.7
                               ----           ----            ----        ----
Gross Profit                   28.7           24.0            22.0        20.2

Operating Expenses
  Selling                      15.5           15.6            15.8        18.7
  G & A                        10.6            7.6            12.5         8.8
  Engineering, research
   and development              4.1            2.6             4.3         4.7
                               ----           ----            ----        ----

Loss from operations           (1.6)          (1.8)          (10.7)      (12.0)
Interest expense               (0.9)          (1.9)           (1.5)       (1.9)
Interest income                 0.0            0.5             0.4         0.5
Other expense                  (0.3)          (0.2)           (0.5)       (0.8)
                               ----           ----            ----        ----

Net loss                       (2.1)%         (3.4)%         (12.3)%     (14.2)%
                               ----           ----            ----        ----
                               ----           ----            ----        ----

RECENT DEVELOPMENTS -

BOARD MEMBER RESIGNATION.     On August 14, 1996 the Board of Directors
accepted the resignation of Robert W. Carver, who had rejoined the Board in December 1995.

PRIVATE PLACEMENT OF SECURITIES.   As described more fully under the caption
"Liquidity and Capital Resources" below in this Item 2, on June 12, 1996, the Company entered into a Stock Purchase Agreement with Renwick Capital Management, Inc. ("Renwick") and certain Renwick affiliates (the "Agreement"). Pursuant to the Agreement, during June and the third quarter of 1996 the Company sold 1,411,764 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") and issued five year warrants (the "Warrants") to acquire up to 300,000 shares of the Company's Common Stock yielding gross proceeds to the Company of $3,000,000. The proceeds from this offering have been used, among other things, to bring current a number of payment obligations and purchase inventory.

SALE OF THE COMPANY'S BUILDING.    Previously the Company reported that it
had entered into an agreement to sell its Lynnwood, Washington headquarters and manufacturing facility which was expected to close by the end of 1996, subject to satisfaction of a number of conditions. Certain of these conditions have not been satisfied and the purchaser has elected to terminate the agreement. Accordingly, the property has been relisted for sale.

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

CIRCUIT CITY DISTRIBUTION AGREEMENT. Late in 1995, the Company entered into a distribution arrangement with Circuit City. Sales to Circuit City are projected to be as much as 50%, or more, of the Company's revenue in 1996. However, Circuit City may not be able to successfully market and sell the Company's products. Factors which could affect the volume of sales by Circuit City include factors which generally influence retail sales of electronic products. The agreement between the Company and Circuit City may be terminated by either party for any reason upon 30 days advance, written notice without penalty. If sales to Circuit City fall short of expectations for any reason, the Company may not be able to change its operations quickly enough to respond to a significantly lower level of sales.

SEASONALITY. The markets for consumer audio equipment are moderately seasonal, with somewhat higher sales expected to occur in the last six months of the year. The introduction of new products may affect this seasonality and quarter-to-quarter comparisons. Demand for audio products also exhibits some cyclicality, reflecting the general state of the economy and consumer expectations.

NET SALES AND NET LOSSES -

Net sales for the quarter ended September 30, 1996 were $4,336,000, a decrease of 4% from net sales of $4,494,000 for the third quarter of 1995. Net sales for the nine months ended September 30, 1996 were $11,729,000, a 20% decrease from net sales of $14,655,000 for the first nine months of 1995. These decreases are attributable largely to the November 1995 sale of the Company's professional product line and certain related OEM accounts to Phoenix Gold. In the first nine months of 1995 net sales included sales of professional products of $3,801,000 and OEM sales of $1,348,000 of which $967,000 and $699,000, respectively, were sold in the third quarter. In the first nine months of 1996, net sales included sales of professional products of $432,000 and OEM sales of $118,000 of which $62,000 and $91,000, respectively, were sold in the third quarter. Contracts which represented 95% of the Company's 1995 OEM sales were included in the assets sold with the professional products line.

Domestic sales of the Company's consumer products increased to $9,672,000 or 42% compared to sales of $6,808,000 in the first nine months of 1995. Of the domestic sales, approximately $5,206,000 or 53% were sales made by the Company to Circuit City. During the quarter ending September 30, 1996 domestic consumer products sales increased to $3,767,000 or 90% when compared to the same period of the prior year, of which $2,021,000 or 54% were sales to Circuit City.

Sales outside of the United States decreased approximately 55% from $2,185,000 to $985,000 in the first nine months of 1996. In addition, international sales for the quarter decreased 53% to $293,000 when compared to the prior year. The Company believes this is attributable to limited availability of product to sell to its international distributors. Approximately 58% of the Company's sales in the first nine months of 1996 were attributable to products which the Company sources offshore compared to 45% for the same period of the prior year.

The Company's sales of consumer products, although higher in 1996 than in the corresponding period last year, were negatively affected by the

Company's strategy in 1995 of reducing its product line, especially those at the low end of the price range and with low margins. Also, both domestic and export sales have been adversely effected by a severe shortfall in working capital during most of 1995 and in the first half of 1996. In addition, one of the Company's offshore vendors failed to deliver two products on their scheduled delivery dates due to production problems. As a result, the Company was not able to stock enough of the products which its sources offshore to consistently fill orders. In addition, most of the products sourced offshore are products which often generate additional sales of products manufactured by the Company (e.g. preamplifier/tuners and compact disc players). Also, the Company's inability promptly to fill orders from dealers in some cases caused dealers to cancel orders. The Company believes these factors had a significant negative impact on the Company's sales during the first nine months of 1996. (See "Liquidity and Capital Resources" below.)

Net losses for the quarter and nine month periods ended September 30, 1996 were $89,000 (2.1% of net sales) or $0.02 per common share and $1,444,000 (12.3% of net sales) or $0.39 per common share, respectively. This compares to net losses of $151,000 (3.4% of net sales) or $0.04 per share for the quarter and $2,086,000 (14% of net sales) or $0.57 per share for the nine months ended September 30, 1995.

GROSS PROFIT -

Gross profit increased as a percent of net sales to 28.7% in the third quarter of 1996 from 24% in the third quarter of 1995. Gross profit for the first nine months of 1996 increased to 22% from 20.2% in the same period of the prior year. Sales during the nine months ended September 30, 1996 included $432,000 of sales of professional products to the purchaser of the Company's professional product line pursuant to an agreement entered into at the time of the sale of the line. Pursuant to the agreement, these sales were at the Company's cost and, therefore, yielded no margin. In addition, approximately $5,206,000 in sales to Circuit City in the first nine months were at a lower margin than the Company realizes on its sales to other domestic customers. Despite these negative factors, the Company experienced improvements in gross profit as it increased its domestic production. Margins are expected to continue to improve as the Company purchases new products to be introduced in 1996 from offshore vendors located outside of Japan. However, there can be no assurance that foreign exchange rates, cost increases or other factors will not negatively impact margins. (See "Liquidity and Capital Resources" below.)

OPERATING EXPENSE -

Operating expense decreased in the first nine months of the year in comparison to the prior year by 19% due to the elimination of expenses attributable to the Company's professional products line. This reduction affected selling, general and administrative as well as research and development. Operating expense increased in the quarter to quarter comparison by 13% due to increased research and development investment, use of consultants as well as increased field sales support and media advertising

OTHER INCOME AND EXPENSE -

Average borrowings were down in the first nine months of 1996 from the same period of 1995, and therefore interest expense decreased approximately $94,000 and $45,000 during the nine months and quarter ended September 30, 1996 when compared to the corresponding periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES -

The Company's working capital on September 30, 1996 was $6,490,000 which included cash and short term investments aggregating approximately $137,000. This compares with working capital of $4,931,000 and cash and short-term investments of $266,000 at December 31, 1995. At November 8, 1996, the Company's immediate capital resources consisted of approximately $46,000 in cash (and cash equivalents) and the credit facility described below.

The Company has a $6,000,000 revolving line of credit, $1,000,000 of which can be used to open commercial letters of credit. Borrowings under this agreement are restricted to 70% of eligible accounts receivable and 50% of eligible inventory. At November 8, 1996, the Company had borrowed $291,000 of the $2,968,000 then available under this facility. The line is collateralized by substantially all assets of the Company and bears interest at the lender's prime rate plus 2%. The lender has agreed to make temporary advances to the Company over the amount otherwise available under the formulas described above. The terms of the temporary accommodation allow the Company to borrow up to an additional $1,000,000 through March 31, 1997, $500,000 through April 30, 1997, and $250,000 through May 31, 1997. The
Company granted its lender a deed of trust on Carver's Lynnwood, Washington facility as security for the temporary accommodation. The Company has no borrowings against this over-line availability. The Company's line of credit expires on July 31, 1998.

The Company's inventory has increased $155,000 from December 31, 1995 primarily due to receipt of finished goods from offshore suppliers. Accounts receivable has increased $272,000 from the end of 1995 due to increased sales.

During most of 1995 and the first half of 1996 the Company operated under a severe cash shortage which caused it to push out payments to vendors, and defer the purchase of source product for several months. As the Company's borrowing base is dependent on its inventory and receivables, the borrowing availability had contracted to a level at which the Company was experiencing a cash shortfall and was forced to delay payment of its accounts payable which delayed receipt of major sourced product purchases. Several of the Company's major suppliers changed payment terms in 1996 to require prepayment. The Company believes that it has lost sales in the first nine months of 1996 due to lack of availability of product.

Late in the second quarter and during the third quarter of 1996 the Company sold 1,411,764 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") and issued five year warrants (the "Warrants") to acquire up to 300,000 shares of the Company's Common Stock pursuant to a Stock Purchase Agreement with Renwick Capital Management, Inc. ("Renwick") and certain Renwick affiliates (the "Agreement"). The Shares of Preferred Stock and Warrants are convertible into or exercisable for 1,711,764 shares of Common Stock, or approximately 46% of the current shares outstanding.

The price of the Preferred Stock was $2.125 per share and each share of Preferred Stock is convertible at any time at the option of the holder into one share of Common Stock, subject to certain potential antidultion adjustments to be triggered by the issuance of additional shares of Common Stock at less than the lesser of the then current market price or $2.125. The Preferred Stock is entitled to an 8% compounding annual dividend payable quarterly. In the first year, such dividend will be and has been paid with shares of Common Stock. In years two and three (the Preferred Stock will automatically be converted into Common Stock on the third anniversary of issuance, thereby terminating the accruing dividend), the Company has the option of paying the dividend either in cash or with shares of Common Stock. If paid with Common Stock, the number of shares will be based on the greater of $2.125 per share or the average of the closing bid prices for the Common Stock for the 30 days prior to the dividend payment date. The number of shares of Common Stock which might be issued over the life of the dividend cannot be determined at this time as such number will vary with the market price of the Common Stock.

The holders of the Preferred Stock are entitled to one vote for each share of Common Stock into which the Preferred Stock is convertible. In addition, the holders of the Preferred Stock are entitled to elect two representatives to the Company's Board of Directors. The Company's Board of Directors was increased by two positions, and Raj K. Bhatia and James R. McCullough have been appointed to the Board of Directors to represent holders of the Preferred Stock. Messrs. Bhatia and McCullough are partners of Renwick. By virtue of the number of votes to be controlled by Renwick and its affiliates, their right to elect two of the Company's seven directors and the fact that various actions may not be taken by the Company without the approval of the holders of at least a majority of the Preferred Stock, such holders may be deemed to have acquired control of the Company. Certain actions by the Company, such as a merger or liquidation of the Company, the sale of substantially all of its assets, payment of dividends, amendment of the Company's articles of incorporation, the issuance of additional securities or the incurrence of certain indebtedness, will require the approval of at least a majority of the Preferred Stock. The Agreement also provides that the investors will have preemptive rights to subscribe for additional shares issued by the Company and rights to have the Company register shares of Common Stock issued upon conversion of the Preferred Stock or exercise of the Warrants.

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

The Company had entered into an agreement to sell its headquarters in Lynnwood, Washington for $3,675,000. The Purchaser did not remove the necessary contingencies required for the sale to be consummated. As such, the property remains listed for sale.

The Company believes that its available working capital and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months. However, if the Company's sales do not increase or if the Company incurs unanticipated expenses, existing sources of working capital may not be sufficient and there can be no assurance that additional financing would be available on acceptable terms, or at all, if and when needed. Any additional financing may involve substantial additional dilution to the interests of the Company's shareholders.


OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS.
The Company's operating results may fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of revenues, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development expense associated with new product introductions, and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters.

EFFECTS OF INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES.
Due to the competitive conditions in the market for consumer electronics, historically the Company has been limited in its ability to increase prices for its products in amounts sufficient to offset increased production and operating costs. The Company increased prices for its domestic products in January 1995 and its export products in July 1995 an average of 5%. The Company intends to continue to monitor costs and its market and adjust prices taking into consideration the Company's costs and competitive conditions.
All sales of the Company's products are in U.S. dollars.

Approximately 43% of the Company's net sales in 1995 and 58% year to date in 1996 were of products designed by and/or manufactured to the Company's specifications by overseas suppliers. Historically, the Company purchased a substantial portion of these products at an agreed per unit price payable in Japanese yen. Accordingly, the weakening in the value of the dollar versus the yen has had an adverse effect on the Company's gross margin in 1995. The Company's 1996 plan presently is for 58% of its revenues to be from product sourced offshore. The Company is in the process of replacing certain Japanese built products with product sourced from countries that do not require payment in Japanese Yen. However, the transition to alternate suppliers may involve quality control issues, delays in delivery dates or other transitional problems.

Historically, the Company has had a policy of generally hedging its foreign currency exposure between the date orders are placed with overseas suppliers and the date at which payment is made. Due to credit restrictions under its line of credit, the Company has not been hedging. At November 11, 1996, the Company had committed to the purchase of approximately $2,722,000 of inventory scheduled for delivery in 1996. Of this amount, approximately $35,000 is denominated for payment in Japanese Yen. As a result, changes in the value of the Yen against the U.S. dollar would not have a material effect on the amount the Company has committed to purchase.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   CHANGES IN SECURITIES.

          As described more fully under the caption "Liquidity and Capital Resources" in Item 2 of Part I above, late in the second quarter and during the third quarter of 1996 the Company sold 1,411,764 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") and issued five year warrants (the "Warrants") to acquire up to 300,000 shares of the Company's Common Stock pursuant to a Stock Purchase Agreement with Renwick Capital Management, Inc. ("Renwick") and certain Renwick affiliates (the "Agreement"). The Shares of Preferred Stock and Warrants are convertible into or exercisable for 1,711,764 shares of Common Stock or 46% of the current shares outstanding. In the event of liquidation of the Company, holders of the Preferred Stock are entitled to receive the price paid for their shares of Preferred Stock plus accrued but unpaid dividends before holders of the Company's outstanding shares of Common Stock receive any distributions.

      Each share of Preferred Stock is convertible at any time at the option of the holder into one share of Common Stock, subject to certain potential antidilution adjustments to be triggered by the issuance of additional shares of Common Stock at less than the lesser of the then current market price or $2.125. The Preferred Stock is entitled to cumulative dividends at the annual rate of $0.17 per share payable quarterly and the holders of Preferred Stock are entitled to one vote per share. Certain actions by the Company, such as a merger or liquidation, the sale of substantially all of its assets, payment of dividends, amendment of the Company's articles of incorporation, the issuance of additional securities or the incurrence of certain indebtedness, require the approval of the holders of at least a majority (or in some cases, two-thirds) of the holders of the Preferred Stock.

     In addition, the holders of the Preferred Stock are entitled to elect two representatives to the Company's Board of Directors. The Company's Board of Directors has been increased by two positions, and Raj K. Bhatia and James
R. McCullough (principals of Renwick) have been appointed to the Board of Directors to represent holders of the Preferred Stock. By virtue of the number of votes to be controlled by Renwick and its affiliates, their right to elect two of the Company's seven directors and the fact that various actions may not be taken by the Company without the approval of the holders of at least a majority of the Preferred Stock, such holders may be deemed to have acquired control of the Company.

               See "Liquidity and Capital Resources" in Item 2 of Part I above.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibit 10.42

               Agreement for Financial Public Relations Services

          (b) Exhibit 10.43

               Sixteenth Amendment to Carver Corporation Accounts
               Financing Agreement

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CARVER CORPORATION


Dated:                               /s/Debra L. Griffith
       ----------------------        Vice President - Finance

                                  CARVER CORPORATION
                                    EXHIBIT INDEX

EXHIBIT                  TITLE                                       PAGE
--------------------------------------------------------------------------
10.42               Agreement for Financial Public                    19
                    Relations Services

10.43               Sixteenth Amendment to Carver Corporation         25
                    Accounts Financing Agreement