Form 10-K
period 1996-12-31
CARVER CORP
filed 1997-03-31
CIK 766177

                                   FORM 10-K

                                ---------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

    (MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO

                        Commission file number 0-14482

                              CARVER CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             WASHINGTON                             91-1043157
  (STATE OF OTHER JURISDICTION OF     (I.R.S. EMPLOYERIDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)


                 20121--48TH AVENUE WEST, LYNNWOOD, WA  98036
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

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price for the registrant's Common Stock, as reported by the National Association of Securities Dealers' Automated Quotation National Market System on March 27, 1997 was $6,763,288.

  Number of shares of Common Stock of the Registrant outstanding as of March 27, 1997: 3,742,403 shares.

  Items 10, 11, 12 and 13 of Part II are incorporated by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of shareholders which involves the election of directors and which will be filed with the Commission within 120 days after the close of the fiscal year.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I
 ITEM 1.  BUSINESS.......................................................     3
 ITEM 2.  PROPERTIES.....................................................    11
 ITEM 3.  LEGAL PROCEEDINGS..............................................    11
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    11
 PART II
 ITEM 5.  MARKET FOR THE COMPANY'S COMMON SHARES AND RELATED SHAREHOLDER
          MATTERS........................................................    12
 ITEM 6.  SELECTED FINANCIAL DATA........................................    12
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    12
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    18
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    32
 PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................    32
 ITEM 11. EXECUTIVE COMPENSATION.........................................    32
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    32
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    32
 PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K............................................................    32

PART I

ITEM 1. BUSINESS

INTRODUCTION

FORWARD-LOOKING STATEMENTS
 Statements in this report covering future performance, developments, expecta-tions or events, including the discussion of the Company's strategy, product development and introduction plans and various statements concerning the Company's expectations for its growth and for the consumer electronics indus-try and generation of additional working capital, constitute forward-looking statements which are subject to a number of known or unknown risks, uncertain-ties and other factors which might cause actual results to differ materially from stated expectations. These risks and uncertainties include product devel-opment or production difficulties or delays due to supply constraints, techni-cal problems or other factors; technological changes; the effect of global, national and regional economic conditions; changes in consumer preferences; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; inventory risks due to shifts in market demand, product obsolescence or other factors; and a number of other risks in-cluding those risks and uncertainties described under the caption "Risk Fac-tors" in Part I of this report and those identified by the Company from time to time in other filings with the Commission, press releases and other commu-nications. Although the Company believes that all forward-looking statements are reasonable, there can be no assurance that actual results, achievements, performance or developments will not differ materially from those expressed or implied by such forward-looking statements.

DESCRIPTION OF BUSINESS
 Carver Corporation ("Carver" or the "Company") designs, develops, manufac-tures and markets high-fidelity audio/video components targeted to the mid-to high-end home entertainment audio/video systems market.
 Carver products are positioned in the middle and upper price range of most audio components. The Company offers technically innovative audio/video prod-ucts for the home entertainment market that deliver affordable "audiophile" quality. It targets its distribution channels toward knowledgeable consumers who insist on high quality products which offer superior features and perfor-mance.
 During 1996, the Company's strategy was to update its products, to broaden its market presence and return its operations to profitability. The Company re-engineered every key product category with the introduction of new multi and two channel amplifiers, pre-amplifier/tuners and a receiver. The Company also took several steps to restructure its retail network.
 The Company was incorporated in the State of Washington in 1978, and its ini-tial public offering occurred in May 1985. Its Common Stock is traded on the Nasdaq National Market under the symbol CAVR. The Company is located at 20121-48th Avenue West, Lynnwood, Washington 98046. Its telephone number is (206) 775-1202.

INDUSTRY OVERVIEW
 Carver estimates, based on market industry surveys, the U.S. consumer (in-home use) high-fidelity audio market (electronics of all types including por-table and mobile audio) to be currently in excess of $3.6 billion per year at the factory selling price.
 Home audio/video systems vary widely in design, quality and price from inex-pensive systems having relatively low-quality sound reproduction to expensive systems designed for the high-fidelity sound enthusiasts who demand that their systems duplicate, as closely as possible, the sound of a live performance. System prices range from under $100 to well over $100,000. Carver considers itself positioned between the middle segment and the extreme high-end compa-nies. It estimates the total size of the market for separate audio components to be around $2 billion annually. A Carver system, including loudspeakers, ranges in price from approximately $3,200 to approximately $7,300.

RECENT DEVELOPMENTS

PRIVATE PLACEMENT OF SECURITIES
 In the second and third quarters of 1996, the Company sold 1,411,764 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") and issued five-year warrants (the "Warrants") to acquire up to 300,000 shares of the Company's Common Stock pursuant to a Stock Purchase Agreement (the "Agree-ment") with Renwick Capital Management, Inc. and certain Renwick affiliates ("Renwick"). The Shares of Preferred Stock and Warrants are convertible into 1,711,764 shares of Common Stock, or approximately 46% of the current shares outstanding. See Item 7 of Part II below.
 The price of the Preferred Stock was $2.125 per share and each share of Pre-ferred Stock is convertible at any time at the option of the holder into one share of Common Stock. The Company received gross proceeds of $3,000,000 from the sale of the Preferred Stock.

 The holders of the Preferred Stock are entitled to one vote for each share of Common Stock into which the Preferred Stock is convertible and to elect two representatives to the Company's Board of Directors. By virtue of the number of votes to be controlled by Renwick and its affiliates, their right to elect two of the Company's five directors and the fact that various actions may not be taken by the Company without the approval of the holders of at least a ma-jority of the Preferred Stock, such holders may be deemed to have acquired control of the Company.
 The exercise price of the Warrants is $1.50 per share of Common Stock, if ex-ercised from the date of the initial closing through the date two years from the date of the initial closing, $1.75 for the next year, $2.00 for the next year, and $2.125 for the final year, subject to certain potential antidilution adjustments.
 Renwick is a New York-based investment banking firm founded in 1994 which specializes in the identification of undervalued growth companies exhibiting the potential for an operational turn-around. Renwick actively supports its principal investments through involvement in the industry and Wall Street pro-fessionals familiar with turn-around situations.

SALE OF COMPANY'S MANUFACTURING FACILITY
 The Company has entered into an agreement to sell its existing headquarters and manufacturing facility in Lynnwood, Washington for approximately $3,000,000 in cash, which would yield net proceeds of approximately $2,800,000. The closing of this transaction in the second quarter of 1997 is subject to satisfaction of a contingency related to an environmental audit, which is expected to be completed by April 1, 1997.

PROPERTY CAUSALITY LOSS
 On December 30, 1996, a Pacific Northwest snow storm temporarily interrupted the Company's normal business operations and caused a roof section at its man-ufacturing and corporate headquarters to collapse. The Company is insured for losses caused by an interruption to its business and damage to its property, and as a result no material losses are anticipated.

CUSTOMS AUDIT
 Late in 1994, the United States Customs Service completed an audit of the Company's import operations. The Customs Service found that the Company had made late duty payments totaling $99,000 on tooling between 1989 to 1993. On March 9, 1995, the Customs Service issued to the Company a prepenalty notice indicating that it would assess a penalty up to approximately $400,000. The Company has provided documentation to the Customs Service, and the Company paid the Customs Service $50,000 in 1995 as an offer in compromise of the pen-alty which was accepted by the Customs Service in May 1996 as full settlement.

PERSONNEL
 Debra L. Griffith was elected Vice President of Finance and Chief Financial Officer in July 1996. Mark A. Nygren was elected Vice President of Operations in January 1997. See "Executive Officers of the Registrant" in this item.
 Raj K. Bhatia and James R. McCullough, principals of Renwick, were elected directors of the Company in June 1996 in connection with the Renwick financings. See "Private Placement of Securities". Robert W. Carver resigned as a director of the Company in August 1996, and Robert A. Fulton resigned as a director of the Company in January 1997.

PRODUCTS
 In 1996, five Carver products were named a Recommended Component by Stereophile Magazine, one of the industry's most influential and prestigious publications. This rating is based predominately on performance, with consid-eration given to products offering exceptional value for their suggested re-tail price. The Carver products earning Recommended Component rating were the TFM-35x amplifier, AV-806x amplifier, Lightstar Reference amplifier, Lightstar Direct preamplifier and the HTR-880 A/V receiver.
 In 1996, two Carver products received "Product of the Year" awards from AudioVideo International's Hi-Fi Grand Prix: the CT-23 preamp/tuner and TFM-6cb amplifier. AudioVideo International is an influential trade publication in both domestic and international markets. In addition, two more Carver prod-ucts, the TFM-35x amplifier and CT-28v preamp/tuner, received "Special Recog-nition" awards in their respective categories from AudioVideo International.

HOME AUDIO/VIDEO PRODUCTS
 In recent years, Carver has concentrated its efforts on the growing market for audio/video or home theater separates. The Company markets a home audio/video component line of 18 products which include 5 two channel power amplifiers, 2 multi-channel amplifiers, 4 preamplifier/tuners, 1 receiver, 2 preamplifiers and one model each of a tuner, CD changer, cassette deck and loudspeakers. Manufacturer's U.S. Suggested Retail Price on the Company's products ranged from $399-$2500.
 An audio entertainment system typically includes a signal source such as a CD player, cassette deck or radio tuner which outputs to a preamplifier that con-trols the volume level, tone, and source switching. Specialized amplification circuits in the preamplifier convert input signal to a compatible format and feed it to the amplifier which increases the signal strength to a level strong enough to drive loudspeakers. An audio/video receiver accomplishes most of these functions in one box, but the consumer is typically compromising performance to achieve compactness. Al-though Carver offers a receiver it believes its strength lies in its separate components which allow the consumer the flexibility to customize power and features to suit their home acoustics and listening preferences. Separate com-ponents also provide superior audio performance, improved reliability and more upgrade options. The Company believes consumers select separates primarily by power, accuracy or sonic superiority, features and price.
 Until November 1995, Carver offered multiple lines of professional power am-plifiers that covered a wide range of professional applications. The Company discontinued sales of professional products in November 1995 in connection with the sale of its professional product line to Phoenix Gold International, Inc.

CARVER TECHNOLOGIES
 Historically, the Company has identified certain fundamental limitations of the stereophonic sound reproduction process and then developed innovative electronic circuits or other technologies which address these limitations. In recent years, the Company has developed technologies which it believes en-hances the listener's enjoyment of audio/video or home theater components and systems. The Company holds fifteen patents with respect to certain of the technologies described below and licenses an additional technology. See "Pat-ents and Trademarks." The Company's technologies include:
 LIGHTSTAR(R) POWER AMPLIFIER TECHNOLOGY. The Company believes its Lightstar Technology represents the most advanced power amplifier technology on the mar-ket today. This technology offers performance advantages over current ampli-fier designs in terms of current capability, the capability to drive any loud-speaker load independent from voltage fluctuations from the AC power line and effortless sound quality. The Company holds patents on its Lightstar technolo-gy. The patents expire beginning in 2014.
 MAGNETIC FIELD POWER AMPLIFIER(TM) TECHNOLOGY. Carver Magnetic Field amplifi-ers are capable of delivering both high voltage and high current simultane-ously into modern speaker designs which can swing as low as two ohms in cer-tain frequency ranges. The patents relating to Magnetic Field Power Amplifier technology are licensed by the Company from Robert W. and Diana R. Carver.
 TRANSFER FUNCTION MODIFICATION TECHNOLOGY. The t-modification process allows the Company to duplicate many of the sonic characteristics of very costly tube amplifiers in solid state designs at a fraction of the cost.
 CINEMA HOLOGRAPHY(R) AND SONIC HOLOGRAPHY(R). Using principles analogous to those employed in producing visual holograms with intersecting laser beams, the Company's Cinema and Sonic Holography technologies produce the illusion that the musical program is being performed by instruments arrayed on a three-dimensional stage. Cinema Holography also creates a much wider sound stage and side images that are focused in specific positions. The Company holds two U.S. patents relating to Sonic Holography which will expire beginning in 1999.
 ASYMMETRICAL CHARGE-COUPLED FM DETECTION TECHNOLOGY. Carver's patented Asym-metrical Charge-Coupled FM Detector (ACCD) circuit substantially reduces in-terference caused by multipath distortion and noise present in weak stereo ra-dio broadcast signals. Thus, high quality stereo reproduction can be achieved from FM signals which would produce unacceptably poor sound quality on other equipment. The two patents for the Asymmetrical Charge-Coupled FM Detection Technology will expire beginning in 2000.
 PLANAR SPEAKER TECHNOLOGY. The Company's Flat Panel Speaker technology was developed to address many of the problems encountered in conventional speaker designs and ribbon array speakers. This dipole ribbon technology employs inno-vative materials, panel geometry and driver positioning to achieve a sharply focused, yet large three-dimensional sound effect. The Company's patent ex-pires in 2010.
 POWER STEERING(TM). Some of the most startling effects in a motion picture are those that allow a sound to move from left to right or, even more impres-sively, from left front to right rear such as a jet flying across a room. These effects are made to happen by "steering" the levels of a given sound to the various channels to achieve the desired image position at any given point in time. Most power amplifiers have a clipping level on each channel that doesn't vary significantly because only one or all channels are being driven at the same time. This means that while one channel is driven to full power the other channels are idling. Much of the capability of the power supply is being wasted, just sitting dormant, while the dominant channel is taking just one channel's worth of power. The Company's Power Steering Technology allows the power amplifier to deliver its full rated power into all channels driven simultaneously, and, as the directional cues in the program cause the signal to be "steered" to a specific channel, focus a greater portion of the power supply to the channel demanding the greatest output. This ability to provide significant power gains into the most demanding channel on a continuous basis or to all five chan-nels dynamically results in greater authority, clarity and spaciousness that is not available in conventional power amplifiers.
 MAGNIFIED CURRENT AMPLIFICATION(TM) TECHNOLOGY. Using principles learned from its Lightstar Technology, the Company has developed a multi-state hybrid power amplifier design which can deliver more than twice the current of conventional amplifier designs using the same power transistors. The Company's Magnified Current Amplification Technology utilizes the full current capability of out-put power transistors which maximizes both the voltage and current capability available for loudspeaker load.
 INFINITE DECORRELATION(TM). The Company's Infinite Decorrelation technology was developed to maximize the surround space and directional cues from sur-round sound channels for home theater applications. This technology eliminates the lack of rear left or right separation for sounds that are placed behind the listener in home theater applications and produces a much more realistic and lifelike sound.
 TOTAL DIRECT COUPLING(TM). As transistor power amplifiers incorporated de-signs which eliminated output transformers, they required the use of stabiliz-ing inductors which created colorations in the reproduction of the upper har-monics of most instruments. The Company's Total Direct Coupling (TDC) Technol-ogy allows the output circuits of power amplifiers to be directly connected to a loudspeaker without the use of stabilizing inductor network and the associ-ated sonic disadvantages. TDC allows the Company's amplifiers to be stable into a variety of speaker loads.
 BIDAC(TM). The Company's BiDAC Technology is utilized in the Company's digi-tal to analog convertor which uses bitestream conversion for low-level pas-sages (ones that typically contain the mid and high frequencies) and continu-ous calibration multibit for the high-level passages (that typically contain the high level low frequencies).

PATENTS AND TRADEMARKS
 The Company holds fifteen domestic patents issued between 1980 and 1997 on several of its technologies which are incorporated into a number of its prod-ucts. See "Carver Technologies" above. Patents with respect to Sonic Holography(R), ACCD and Flat Panel Speaker Technology have been issued by var-ious countries.
 Robert W. and Diana R. Carver personally own domestic and foreign patents on the Magnetic Field Power Amplifier technology. The Company has a non-exclusive license to use the technology which requires the Company to pay Robert W. and Diana R. Carver royalties on sales of products incorporating such technology.
 While the Company believes that the patent rights owned and licensed by the Company are important and cover and protect adequately the Company's proprie-tary rights in the patented technologies, there can be no assurance that any current or future patents will prove valid. Moreover, the Company believes that its growth, competitive position and future success are more dependent upon technical expertise and marketing skills than on the ownership of patent rights.
 "Carver," "Cinema Holography," "Sonic Holography," and "Lightstar," are reg-istered trademarks of the Company. Trademark registrations pending are "Great American Sound," "GAS," "Ampzilla" and "Power Steering." The Company claims common law rights to the following trademarks: "Digital Time Lens," "Magnetic Field Amplifier," "Soft EQ," "KLW Audio," the "Amazing Loudspeaker," "Amazing Loudspeakers" and "TAL".

SALES AND MARKETING
 The Company markets its audio/video products in the United States primarily through retail outlets, ranging from audio/video specialty stores to national retailers of brand-name consumer electronics, serviced by 16 independent manu-facturers' representative companies and the Company's sales and marketing staff. The Company's dealers typically stock a broad variety of audio/video equipment and may also carry automobile audio systems, televisions, video cas-sette recorders and other consumer-oriented electronic products. The Company seeks dealers who emphasize high quality audio systems and who are knowledge-able about the characteristics of audio/video products. The Company's sales and marketing department emphasizes dealer education programs and product lit-erature to enable individual sales people to understand and explain to consum-ers the superior price/performance features offered by the Company's products. In order to maintain a high quality distribution system that is competitive with those of other brands, the Company sells products only to dealers who have signed dealer agreements reflecting the Company's distribution policies.
 Purchasers of high quality audio equipment tend to rely on audio specialty publications, the recommendations of their friends and acquaintances who are audio enthusiasts and recommendations of and demonstrations by knowledgeable sales people. Accordingly, the Company believes that the favorable reviews of the Company's products that have been featured in such publications as Stereo Review, Audio, Stereophile, Stereophile Guide to Home Theater, Audio/Video In-teriors, Audio Adventure, Home Theater, and The $ensible Sound in addition to the Company's general reputation for producing superior products are impor-tant keys of its sales and marketing program. Domestic sales of consumer audio products accounted for approximately 57%, 51%, and 83% of the Company's sales in 1994, 1995 and 1996, respectively. Total Company sales of consumer audio products were 71%, 60%, and 91%, respectively, for the same years.
 Prior to mid-November 1995, the Company designed, manufactured, marketed and sold a line of professional audio products. Worldwide sales of professional audio products accounted for approximately 25% of the Company's sales in 1994 and 1995 and approximately 3% in 1996. From mid-November 1995 through December 31, 1996, the Company manufactured and sold certain professional sound prod-ucts solely to the purchaser of its professional products line pursuant to a Manufacturing Agreement entered into by the Company at the time of the sale. The Company has fulfilled its obligations under this Agreement and expects to make incidental sales of discontinued professional products in 1997.

OEM PRODUCT
 Original Equipment Manufacturer (OEM) production accounted for approximately 1%, 8% and 1% of sales in 1994, 1995 and 1996, respectively. Most of the prod-ucts which the Company sold as an OEM prior to 1996 were professional audio products, and the underlying contracts for such OEM sales were included in the sale of Carver's professional product line.

INTERNATIONAL SALES
 The Company has a network of 49 distributors who provide retail sales cover-age in over 50 countries. Foreign sales accounted for approximately 27%, 28%, and 9% of the Company's sales in 1994, 1995 and 1996, respectively. Management intended to allocate more resources in global marketing in 1996 in an effort to increase its international revenues. Cash constraints in 1995 and 1996 pre-vented the Company from allocating additional resources to the development of products for its international markets and from marketing its existing prod-ucts. The Company intends to introduce 12 new products for its international markets in 1997. See "Risk Factors--Risks of International Business."

COMPETITION
 The consumer electronics industry is intensely competitive. Many large and small manufacturers offer audio systems which vary widely in price and quality and which are distributed through a variety of distribution channels, includ-ing audio specialty stores, discount stores, department stores and mail order firms. The Company has chosen to concentrate its efforts on the segments of the market served principally by audio specialty stores and a major national consumer electronics retailer, Circuit City. See "Risk Factors--Concentration of Accounts." In recognition of current market trends which show that consum-ers are purchasing more electronics via direct mail, Carver products can now be purchased through upscale direct marketing companies such as Cambridge SoundWorks and Crutchfield.
 In the home audio market, the Company competes mainly with Adcom, Parasound, Marantz and Harman Kardon. Most of the Company's competitors have substan-tially greater financial and technical resources than the Company. The Company believes that its competitive position in the consumer audio components market is enhanced by unique Carver technologies and features which have given the Company strong price/performance, as well as brand recognition advantages. See "Risk Factors--Competition."

PRODUCT RETURNS
 From time to time the Company has accepted returns of unsold products from its dealers. Historically, the financial impact associated with the return of unsold products has been insignificant.

BACKLOG
 The Company's policy is to maintain sufficient finished goods inventory to fill orders within three business days after they are received. However, dur-ing most of 1995 and the first seven months of 1996, the Company operated un-der very tight cash constraints, and it's backlog rose somewhat higher than normal due to the Company's deferral of the purchase of sourced product. Also, the Company's backlog of orders may rise following major product introductions as dealers place orders for the new products in excess of the number produced in initial production runs or if an offshore supplier fails to make on-time deliveries of product. During the second half of 1996, two of the Company's overseas vendors were unable to deliver three new models on time. See "Risk Factors--Dependence on Outside Manufacturers." Because of the Company's policy of filling an order promptly after receipt, the Company does not view the level of backlog to be an important index of future performance. The Company's backlog of orders at January 31, 1997 was approximately $618,000, compared to approximately $2,575,000 on January 31, 1996.

ENGINEERING, RESEARCH AND DEVELOPMENT
 The Company recognizes that its future is dependent on its ability to intro-duce products which incorporate technological innovation and advanced fea-tures. See "Risk Factors--Technological and Product Obsolescence."

 The modular amplifier design that the engineering group developed in 1996 has been successfully introduced in five new amplifiers that have set new stan-dards for the Company in performance, assembly, efficiency and reliability. Three of the new amplifiers are multi-channel amplifiers which incorporate the Company's Power Steering(TM) technology.
 The engineering group has designed a two-channel amplifier, the A-220, which will be manufactured by the Company and replace an existing two-channel ampli-fier currently sourced offshore, representing a continuation of the Company's strategy to return production to the United States.
 The engineering group is also developing a modular digital processor design which will be used in a new line of "Dolby Digital(R)" surround sound pre-amplifiers/tuner and processors scheduled for introduction beginning in April 1997. The completion of these new designs marks the Company's continuing ef-fort to bring the majority of development and production back to the United States, not only in power amplification, but also in "small signal" components that have for the last several years been developed for the Company by over-seas suppliers.
 The Company has developed three new home theater speaker systems that are scheduled to be offered for sale mid-1997, including a LucasFilm THX(R) certi-fied system. In addition, the Company plans to introduce at least one new ver-sion of its ribbon loudspeaker product later this year that will feature an improved design. The Company also plans to introduce new models of ribbon speakers that will complete the ribbon line for high-end home theater applica-tions.
 Carver expects to release approximately 20 new and replacement products dur-ing 1997. There can be no assurances that product development or introduction plans will be accomplished on schedule or that the new products will be well received by the market. See "Risk Factors--Dependence on Outside Manufac-tures," "Economic Conditions" and "Competition."
 The Company employs eight full-time technical personnel in its research, de-velopment, engineering and product development organization. The Company also employs temporary technical personnel to augment its product development team as activity levels require. The Company's expenditures for engineering, re-search and development in 1994, 1995 and 1996 were $1,164,000, $808,000 and $711,000, respectively.

MANUFACTURING
 During 1996, approximately 54% of the Company's sales were of products manu-factured by third parties to the Company's specifications. The Company pres-ently sources these products from five different suppliers located in the Far East. The Company determines whether a product will be manufactured by the Company or a third party principally on the basis of two factors: 1) the loca-tion of the sources of parts and subassemblies, and 2) the cost relative to expected volume of products to be manufactured. During 1995 and the first two quarters of 1996, the Company was forced, due to cash restraints, to defer purchases of sourced product and delay payment of certain of its vendors. These actions resulted in interruptions in the availability of products manu-factured by the suppliers. Availability of these products is also dependent on the suppliers' continued cooperation and responsiveness to the Company's needs. Should the Company be required to supplement or replace a supplier, the Company believes that there are a number of alternate sources, although the transition to a new supplier would probably involve added costs and delays. The Company entered into a relationship with another supplier from whom the Company expected to source at least two of its new products scheduled for in-troduction in mid-1996. Availability of these key new products was delayed to second quarter 1997 due to the continued inability of the supplier to manufac-ture and ship the products on schedule. See "Risk Factors--Dependence on Out-side Manufactures," and "Risks of International Business."
 Carver's goal is to manufacture as many of its products in the United States as practical. The Company is currently in discussions with other potential OEM customers. However, there can be no assurances that these discussions will be completed favorably or that any OEM business will result from these discus-sions.
 Carver is vigorously pursuing "Total Quality Management" (TQM), and "Continu-ous Quality Improvement" (CQI) techniques in an effort to increase quality, lower costs and add profitability. Carver will concentrate on value-added op-erations where in-house manufacturing skills and process control are most important.
 Consistent with its commitment to quality, the Company maintains strict test-ing procedures. All products, whether manufactured in the United States or by OEM suppliers, are tested at their respective manufacturing facilities prior to shipment. The Company retests products manufactured by OEM suppliers on a statistical sample basis at its Lynnwood facility to monitor quality control. A program to establish strategic partnerships with certain vendors has been implemented to ensure timely delivery of quality raw materials, cost effective pricing and creative value engineering between Carver and vendor engineering departments.
 The Company offers a three-year limited warranty on amplifiers, and loud-speakers; a two-year limited warranty on preamplifiers, integrated amplifiers, preamplifier/tuners, receivers and tuners; and a one-year limited warranty on tape decks, compact disc players and changers.

HUMAN RESOURCES
 On March 1, 1997, the Company had 84 full-time employees, of whom 51 were en-gaged in production and customer service, 8 in research, development, engineering and product development, 11 in general and administrative func-tions and 14 in sales and marketing. None of the Company's employees is cov-ered by a collective bargaining agreement. The Company believes its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT
 The executive officers of the Corporation who are not directors are listed in the following table. A description of their occupations for the past five years also appears below.

NAME                            AGE                   POSITION
----                            ---                   --------
James Croft.................... 44  Vice President of Research and Development
Debra L. Griffith.............. 38  Vice President of Finance and Administration
Mark A. Nygren................. 34  Vice President of Operations
John P. World.................. 50  Executive Vice President and General Manager

 Mr. Croft joined the Company in October 1992 as its Director of Product Re-search and Marketing Development. He became Vice President of Marketing and Product Development in March 1993 and Vice President Research and Development in February 1995. From 1990 through October 1992, Mr. Croft was employed by Dahlquist, Inc., a loudspeaker manufacturer, most recently as its Vice Presi-dent of Research and Development. Mr. Croft is a Vice President of Definitive Audio, Inc., a Seattle audio specialty retailer which he co-founded in 1975 and managed until 1985.
 Ms. Griffith joined the Company in July 1996 as its Vice President of Fi-nance. She became Vice President of Finance and Administration in January 1997. From 1983 to July 1996, Ms Griffith was employed by Teltone Corporation, a telecommunications manufacturer, most recently as its Vice President of Fi-nance and Administration. Ms. Griffith has been a Certified Public Accountant since 1980, and she received her Bachelor of Arts in Business Administration with honors in 1980 from the University of Washington.
 Mr. Nygren joined the Company in February 1995 as its Director of Manufactur-ing. Mr. Nygren became Director of Operations in February 1996 and Vice Presi-dent of Operations in January 1997. From 1990 through February 1995, Mr. Ny-gren was employed by Crane/Eldec Corporation, a manufacturer of power supplies and other equipment for civilian and military aerospace customers, most re-cently as its Manufacturing Manager. Mr. Nygren received his Master of Busi-ness Administration degree in 1990 from Harvard Graduate School and Bachelor of Arts magna cum laude in 1985 from Whitman College.
 Mr. World joined the Company in February 1987 as General Counsel. Mr. World is currently responsible for the internal operations of the Company. Mr. World also provides management support for the Company's international sales activi-ties. Since joining the Company in 1987, Mr. World has at various times been responsible for the administration, credit, human resource, legal, order en-try, day care and facilities departments. Mr. World received his Juris Doctor in 1975 from the University of Puget Sound and his Bachelor of Arts degree in Political Science in 1972 from the University of Washington.

RISK FACTORS
 In addition to the other information contained or incorporated by reference herein, the following factors should be considered carefully in evaluating the Company and its business. Prospective investors in the Company are cautioned that an investment in the Company involves a very high degree of risk. The Company's ability to halt the deterioration of its results of operations and financial condition and successfully implement its operating strategy is sub-ject to a number of material risks and uncertainties. The contingencies and other risks discussed below could affect the Company in ways not presently an-ticipated by its management and thereby impair its ability to maintain or im-prove its performance. A careful review and understanding of each of the risk factors set forth below, as well as the other information contained in this report, is essential for an investor seeking to make an informed investment decision with respect to the Company.

DEPENDENCE ON OUTSIDE MANUFACTURERS
 The Company is dependent upon outside manufacturers for production of several of its products which represented approximately 54% of its sales in 1996. The Company expects sales of products manufactured by suppliers to continue to ac-count for over 50% of its revenue in 1997. In 1996, the Company was unable to fill orders for three key products due to production delays experienced by the off-shore suppliers of these products. These delays had a material adverse ef-fect on sales in 1996. Any delay in obtaining products in the future would likely have a similar impact. Unavaila-bility of product due to production delay or for any other reason could have an adverse impact on the Company's relationship with its key dealers, such as Circuit City. In addition, products procured from offshore suppliers require significant advance payment for tooling and non recurring engineering ex-penses. Due to the significant nature of this investment, it is impractical to have multiple suppliers for a single product. As a result, any delay in ob-taining products may result in lost revenues to the Company until such time as a transition to an alternate supplier can be completed. The Company believes that there are a number of possible alternate suppliers who could manufacture the Company's sourced product should it be necessary to replace an existing supplier. However, production delays in 1996 demonstrate that the transition to a new supplier can involve delays which occasion the loss or delay of sales and added expenses.

POSSIBLE NEED FOR ADDITIONAL FINANCING
 At March 21, 1997, the Company's immediately available sources of working capital consisted of cash of approximately $50,000 and available borrowings of approximately $2,600,000 under the Company's revolving working capital line of credit.
 The Company believes that its headquarters facility is larger than required for its current operations and therefore represents an underutilized asset. As a result, the Company has entered into an agreement to sell its existing head-quarters and manufacturing facility in Lynnwood, Washington for approximately $3,000,000 in cash, which would yield net proceeds of approximately $2,800,000. The closing of this transaction in the second quarter of 1997 is subject to satisfaction of a contingency related to an environmental audit, which is expected to be completed by April 1, 1997. There can be no assurance that closing of the sale of the Company's current headquarters facility will occur. If this sale does not occur, the Company may be required to obtain ad-ditional equity or debt financing. There can be no assurance that any such re-financing or asset sales would be available when needed on terms that the Com-pany finds acceptable. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders.
 The exact amount and timing of the Company's working capital requirements will be determined by numerous factors, including the level of and gross mar-gin on future sales, payment terms achieved by the Company, timing of capital expenditures and the occurrence of unanticipated expenses. However, the Com-pany believes that its line of credit and anticipated cash flows from the sale of the headquarters facility will satisfy the Company's projected working cap-ital and capital expenditure requirements for at least the next 12 months.

RECENT AND CONTINUED OPERATING LOSSES
 During the last four completed fiscal years, the Company has incurred aggre-gate net losses of approximately $14,641,000 or $3.97 per share. There can be no assurance that it will generate profits in future periods. The Company's future operating results will be dependent upon a number of factors, particu-larly those associated with the change-over of its product lines, the perfor-mance of its suppliers, increased sales and margins, the control of overhead costs, the ability of the Company to successfully identify and respond to emerging trends in the consumer electronics industry, the level of competition and general economic conditions. See "Business--Sales and Marketing" and "Man-agement's Discussion and Analysis of Financial Conditions and Results of Oper-ations."

CONCENTRATION OF ACCOUNTS; DEPENDENCE UPON RELATIONSHIP WITH CIRCUIT CITY
 Late in 1995, the Company entered into a distribution arrangement with Cir-cuit City, one of the largest retailers of consumer electronics in the United States. Circuit City accounted for 33% of the Company's receivables as of March 27, 1997. Due to anticipated pattern of purchases by Circuit City, the Company anticipates that accounts receivable from this customer will continue to be approximately the same percentage of the Company's total trade accounts receivables. Sales to Circuit City were 41% of the Company's revenue in 1996. While 1997 sales to this customer are expect to be similar, the Company's experience with Circuit City is limited. Circuit City may not be able to suc-cessfully market and sell the Company's products on an ongoing basis. Factors which could effect the volume of sales by Circuit City include factors which generally influence retail sales of electronic products. Dependence on a sin-gle customer for a significant percentage of sales involves a number of risks, including the risk that the Company's inventory of finished goods could in-crease sharply if Circuit City orders smaller quantities than those antici-pated by the Company, or discontinue doing business with the Company. The agreement between the Company and Circuit City may be terminated by either party for any reason upon 30 days advance written notice without penalty. In the event of an unexpected termination of this agreement, the Company many not be able to change its operations quickly enough to respond to a significantly lower level of sales. Also, due to the significant buying power of Circuit City, pricing of product sold to Circuit City yields a smaller margin than that realized by the Company on sales to most other customers.

ECONOMIC CONDITIONS
 The success of the Company's operations depends to a significant extent upon a number of factors relating to discretionary consumer spending. These factors include economic conditions such as unemployment levels, business conditions, interest rates and taxation. The Company's business is also sensitive to con-sumer spending patterns and consumer preferences. There can be no assurances that consumer spending and consumer preferences will not be adversely affected by general social trends and economic conditions, thereby impacting the Company's revenues, sales and product types. If the demand for consumer elec-tronics, in particular mid- to high-end audio entertainment systems, were to decline, the Company's business, financial condition and operating results could be adversely affected.

COMPETITION
 The consumer electronics industry is highly competitive. The Company's prod-ucts compete directly against other mid- to high-end audio entertainment sys-tems and indirectly against other functionally similar products which vary widely in price and quality and which are distributed through a variety of distribution channels, including audio specialty stores, discount stores, de-partment stores and mail order firms. The Company competes against a number of companies, many of which have substantially greater resources than the Compa-ny. Such competition could have a material adverse effect on the Company's business, financial condition and operating results. The Company believes that success in the consumer electronics industry depends, in part, on providing consumers with unique technologies and features, and on brand name recogni-tion. There can be no assurance that the Company will be able to continue to develop such products, or that, if and when introduced, such products will be accepted by its customers. See "Business--Competition."

TECHNOLOGICAL AND PRODUCT OBSOLESCENCE
 The consumer electronics industry has been characterized in recent years by significant technological changes, frequent new product introductions and declining end-user prices. Current competitors or new market entrants could introduce new or enhanced products with features and/or prices which render the Company's products obsolete or less marketable. The ability of the Company to compete successfully will depend in large measure on its ability to main-tain a technically competent research and development staff and to adapt to technological changes and advances in the industry. There can be no assurance that the Company will be able to keep pace with the technological or other competitive demands of the marketplace.

RISKS OF INTERNATIONAL BUSINESS
 The Company's business is subject to the risks generally associated with do-ing business internationally, such as fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence both the Company's ability to sell its products in the international market and its ability to procure products or components from sources outside of the United States. In addition, the Company's business is subject to the risks associated with the imposition of legislation and reg-ulations relating to imports, including quotas, duties or taxes and other charges, restrictions or retaliatory actions on imports to the United States and other countries in which the Company's products are manufactured or sold. The Company cannot predict whether the foregoing legislation and regulation will be imposed by the United States or other countries, nor can it predict what effect such imposition would have on its business or results of opera-tions.

ITEM 2. PROPERTIES
 The Company owns its 74,000 square foot headquarters and manufacturing facil-ities located in Lynnwood, Washington, a suburb of Seattle. The Company be-lieves that its facilities are adequate but too large for its current opera-tions. The Company has entered into an agreement to sell its existing head-quarters and manufacturing facility in Lynnwood, Washington for approximately $3,000,000 in cash, which would yield net proceeds of approximately $2,800,000. The closing of this transaction in the second quarter of 1997 is subject to satisfaction of a contingency related to an environmental audit, which is expected to be completed by April 1, 1997.

ITEM 3. LEGAL PROCEEDINGS
 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
 No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
        MATTERS

DIVIDEND POLICY

 It has been Company policy to retain all earnings to fund operations.

STOCK MARKET ACTIVITY

 The common stock of Carver Corporation has traded over the counter on the Nasdaq National Market under the sumbol CAVR since its initial public offering on May 9, 1985. The following table sets forth high and low sales prices by quarter as reported by the Nasdaq National market in 1996 and 1995:

                   FISCAL YEAR              FISCAL YEAR
                      1996                     1995
----------------------------------------------------------
QUARTER        HIGH          LOW         HIGH        LOW
-------       ------        ------      ------      ------
FIRST         $2 1/2        $1 1/4      $3 3/8      $2 1/4
SECOND         3 3/8         2 1/8       2 7/8       1
THIRD          3 1/2         2 1/8       2 1/2       1 5/8
FOURTH         3 1/2         2           2 1/8       1

 The approximate number of shareholders of record as of March 27, 1997 was 490.


ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SELECTED FINANCIAL DATA
(Dollars in Thousands Except Per Share Data)

                                                   FISCAL YEARS
INCOME STATEMENT DATA            1996       1995       1994       1993       1992
---------------------------------------------------------------------------------
Net Sales                     $14,519    $18,428    $22,171    $26,274    $25,596
Gross profit                    2,915      3,390      4,676      4,469      6,924
Loss from operations           (3,030)    (2,857)    (2,536)    (2,994)    (1,153)
Loss before in come tax and
 discontinued operations       (3,203)    (3,157)    (2,873)    (3,564)    (1,328)
Net loss                      $(3,203)   $(3,157)   $(2,873)   $(5,408)   $(1,328)
Loss per share*               $  (.86)   $  (.86)   $  (.78)   $ (1.47)   $  (.36)

BALANCE DATA                     1996       1995       1994       1993       1992
---------------------------------------------------------------------------------
Working capital               $ 4,573    $ 4,931    $ 7,589    $ 9,943    $14,012
Total assets                    9,224     10,674     16,628     18,897     22,914
Long-term debt                      -          -        899        716        735
Shareholders' equity          $ 7,158    $ 7,389    $10,537    $13,408    $18,808

* Earnings per share are calculated on the basis of 3,671,000 shares in 1992, 3,676,000 shares in 1993, 3,678,000 shares in 1994, 3,680,000 in 1995, and
3,706,000 in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
 Statements in this report covering future performance, developments, expecta-tions or events, including the discussion of the Company's strategy, product development and introduction plans and various statements concerning the Company's expectations for its growth and for the consumer electronics indus-try, constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which might cause ac-tual results to differ materially from stated expectations. These risks and uncertainties include product development or production difficulties or delays due to supply constraints; technical problems or other factors; technological changes; the effect of global, national and regional economic conditions; changes in consumer preferences; the impact of competitive products and pric-ing; changes in demand; increases in component prices or other costs; inven-tory risks due to shifts in market demand, product obsolescence or other fac-tors; and a number of other risks including those risks and uncertainties de-scribed under the caption "Risk Factors" in Part I of this report and those identified by the Company from time to time in other filings with the Commis-sion, press releases and other communications. Although the Company believes that all forward-looking statements are reasonable, there can be no assurance that actual results, achievements, performance or developments will not differ materially from those expressed or implied by such forward-looking statements.

INTRODUCTION
 The market for high-fidelity audio/video equipment is somewhat seasonal with moderately higher sales generally occurring in the last five months of the year. Demand for audio products also exhibits some cyclicality, reflecting the general state of the economy and consumer expectations. The Company's sales in the first six months of 1996 were $7,396,000 compared to $7,123,000 in the last six months of the year. The introduction of new products may affect this seasonality and year-to-year comparisons. The decline in sales in the second half of 1996 is attributable primarily to inventory shortages due to late de-livery of three new products from two off shore suppliers.
 The portion of the Company's business involving products which the Company elects to have manufactured by its suppliers may be influenced by factors affecting imports, such as changes in the dollar exchange rate as well as United States and the vendor countries' policies relating to tariffs, trade restrictions and taxation. See "Effects of Inflation and Changes in Foreign Currency Exchange Rates."

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995
 Net sales for 1996 were $14,519,000, a decrease of 21% from net sales of $18,428,000 for 1995. This decrease is attributable largely to the November 1995 sale of the Company's professional product line and certain related OEM accounts to Phoenix Gold International, Inc. In 1995 net sales included sales of professional products of $4,225,000 and OEM sales of $1,499,000 which in total represented 31% of 1995 net sales. Contracts which represented 95% of the Company's 1995 OEM sales were included in the assets sold with the profes-sional products line.
 Domestic sales of the Company's consumer products increased to $11,989,000 or 21% compared to sales of $9,399,000 in 1995. Of the domestic sales, approxi-mately $5,953,000 or 50% were sales made by the Company to Circuit City.
 Consumer sales outside of the United States decreased approximately 52% from $2,655,000 to $1,279,000 in 1996. The Company believes this is attributable in large part to limited availability of product to sell to its international distributors. Approximately 54% of the Company's sales in 1996 were attribut-able to products which the Company sources offshore compared to 47% for the same period of the prior year.
 The Company's sales of consumer products, although higher in 1996 than in the prior year, were negatively affected by a severe shortfall in working capital during most of 1995 and in the first half of 1996. In addition, one of the Company's offshore vendors failed to deliver two new products (CT-24, a two-channel preamplifier/tuner, and MV-5, a five-disc compact disc changer) on the scheduled delivery dates due to production problems. A second vendor has failed to deliver a third new product (a multi-channel, AC-3 ready, THX(R) certified preamplifier/tuner), which was originally scheduled to be available in

October 1996. As a result, the Company has been out of two channel pre-amplifier/tuners and compact disc players since August and October 1996, re-spectively. In addition, these products often generate additional sales of other products manufactured by the Company (e.g., amplifiers and loudspeak-ers). The Company believes these factors had a significant negative impact on the Company's sales during 1996. These new product introduction delays have continued into the first quarter of 1997. As a result, the Company is fore-casting continued losses in the first and second quarter of 1997. (See "Li-quidity and Capital Resources" below.)
 On December 30, 1996, a Pacific Northwest snow storm temporarily interrupted the Company's normal business operations and caused a roof section at its man-ufacturing and corporate headquarters to collapse. The Company is insured for losses caused by an interruption to its business and damage to its property, and as a result no material losses are anticipated.
 The Company's gross margin increased from 18% in 1995 to 20% in 1996. Sales during 1996 included $432,000 of sales of professional products to the purchaser of the Company's professional product line pursuant to an agreement entered into at the time of the sale of the line. These sales were at the Company's cost and, therefore, yielded no margin. In addition, approximately $5,953,000 in sales to Circuit City in 1996 were at a lower margin than the Company realizes on its sales to other domestic customers. Despite these fac-tors, the Company experienced improvements in gross margin as it increased its domestic production. Margins are expected to continue to improve as the Com-pany introduces new products from offshore suppliers located outside of Japan. However, there can be no assurance that foreign exchange rates, cost increases or other factors will not negatively impact margins. (See "Liquidity and Capi-tal Resources" below.)
 Operating expense decreased in 1996 in comparison to the prior year by 5%, primarily due to the elimination of expenses attributable to the Company's professional products line. This reduction affected selling and research and development. These reductions were partially offset by increased research and development investment on new consumer products, use of consultants as well as increased field sales support and media advertising. Research and development expenses were increased due to the development of loudspeakers for home the-ater application and to pursue the safety and electrical approvals necessary to sell the Company's products in the European Common Market countries. The Company recognizes that the need to invest in the development of new technologies is vital to assure its future success. The Company experienced a loss on the sale of professional products line due primarily to the write-down of the remaining holdback amount on the purchase price from Phoenix Gold In-ternational Inc., of $200,000, as well as $225,000 in inventories and $156,000 in trade accounts receivable.
 Average borrowings were down in 1996 from the same period of 1995 because of the infusion of capital associated with the Renwick private placement (See "Liquidity and Capital Resources") and therefore interest expense decreased approximately $133,000 when compared to 1995.
 Net losses for 1996 were $3,203,000 (22% of net sales) or $0.86 per common share. This compares to net losses of $3,157,000 (17% of net sales) or $0.86 per share in 1995.
 The Company has approximately $16,697,000 of net operating losses which may be utilized to reduce taxable income in future years. These loss carryforwards will expire between the years 2004 and 2011. Management is of the opinion that it is not appropriate to record a benefit for net operating loss carryforwards at this time. If operating results improve, management will re-assess its po-sition in this matter.

1995 COMPARED WITH 1994
 Net sales in 1995 were $18,428,000 which were down 16.9% from 1994 sales of $22,171,000. The sales decline represented a $2,927,000 decrease in domestic consumer sales and a $823,000 decrease in domestic sales of professional prod-ucts. Sales of mobile products were $489,000 less in 1995 compared to 1994 and sales to military exchange systems were down $626,000. OEM sales increased in 1995 by $1,275,000 over 1994 sales; however, contracts which represented 95% of 1995 OEM sales were included in the assets sold to Phoenix Gold Interna-tional, Inc. in the professional audio products transaction. Sales of profes-sional products in 1995 were down when compared to 1994 due, in large part, to the closing of the sale of the professional products in mid-November 1995. Sales of professional products were down in 1995 from 1994 levels also due to the Company's decision to reduce its sales and marketing presence in the mar-ket at the same time that Carver's competitors in the professional market were engaged in aggressive price cutting. Military exchange sales were down primarily due to a decision, in the first half of 1995 by the exchange system to discontinue the product category in the Army Air Force Exchange System.
 The decline in consumer domestic sales was due in part to the Company's strategy of reducing the number of products in its product line, especially those products at the low end of the price range and with low margins. Howev-er, the single largest factor in the decline of 1995 sales over 1994 was the severe cash restraints under which the Company was forced to operate for most of 1995. Due to its cash constraints the Company was unable to purchase enough of the products which it sources offshore to fill orders throughout the second half of 1995.
 Export sales were flat from 1994 to 1995. Early in 1995, the Company in-creased its international marketing efforts. However, when the Company's cash position tightened and, as part of its efforts to reduce expenses, it sharply reduced expenditures for the Company's international sales and marketing. 1995 export sales were also negatively effected by the lack of availability of product.
 The Company's gross margin declined from 21% in 1994 to 18% in 1995. The 1995 gross margin was adversely impacted by a year end inventory and tooling write-off of $311,000. Other major factors which adversely affected the gross margin in 1995 were inventory write downs and severance paid. In addition, increased material costs on product sourced from Japan due to the weakness of the U.S. dollar versus the Japanese Yen in the first half of 1995 further decreased the margin. In 1995, 47% of sales were of product that was sourced from offshore suppliers compared to 60% in 1994.
 Operating expense decreased in 1995 in comparison to the prior year by 13% as a result of cost containment efforts while the Company operated under cash constraints. In addition, operating expenses associated with the mobile prod-ucts as well as military exchange sales were reduced.
 Engineering, research and development expense decreased from 5% of sales in 1994 to 4% in 1995. While cash constraints reduced the Company's efforts to research and develop new technologies, in 1995 the Company developed its "Power Steering"(TM) technology and made further improvements in its patented Lightstar(R) and Sonic Holography(R) technologies.
 In mid-November 1995, Carver sold its professional product line to Phoenix Gold International, Inc. ("Phoenix Gold"). The transaction included all of the tangible and intangible assets used by the Company in the manufacture and sale of its professional products including one patent. In addition, the transac-tion included the right of Phoenix Gold to use the name "Carver Professional" for five years and the agreement of the Company not to compete with Phoenix Gold during the five-year period. Sales of professional products and equipment contributed approximately 33% and 30% of the Company's revenues in 1995 and 1994, respectively. The Company sold the professional product line in an ef-fort to focus on its consumer business, reduce staff and overhead and improve its liquidity and balance sheet. The total proceeds from the transaction were approximately $2,100,000. Of this amount, payment of $350,000 was deferred un-til November 1996, and $209,000 was paid directly to Robert W. and Diana R. Carver as payment of the remaining installment payments due pursuant to the settlement of litigation between the Company and Mr. and Mrs. Carver in Decem-ber 1994. The gain on the sale of the professional products line was $1,208,000. As part of the transaction, the Company signed a one-year supply and manufacturing agreement with Phoenix Gold to continue to manufacture cer-tain products for and to sell certain raw materials used in the professional products to Phoenix Gold.
 The Company recorded a restructuring charge of $1,319,000 in December 1995 which included a $287,000 tooling write down, a $740,000 inventory write down and $223,000 in severance costs. As of December 31, 1995, $143,000 of the sev-erance costs was accrued relating to personnel reductions that were completed in 1996. The restructuring charge is a result of the change in the Company's operations due to the sale of the professional products line, the discontinua-tion of the current mobile product line, and the early discontinuation of cer-tain consumer product models.
 Losses from operations for the year ended December 31, 1995 were $2,857,000 compared to losses of $2,536,000 from operations for the year ended December 31, 1994. In addition to the gain on the sale of the professional products line and the restructuring charges, net losses for 1995 include $311,000 in write offs of tooling and inventory and a $150,000 increase at year end in the reserve for doubtful accounts. The operating results for the year ended Decem-ber 31, 1994 include an aggregate of $391,000 payable relating to settlement of and attorneys' fees incurred in litigation between the Company and Robert
W. and Diana R. Carver and $50,000 accrued and subsequently paid in 1995 to the U.S. Customs Service in an offer and compromise of a penalty imposed by U.S. Customs (See Note 15 to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES
 The Company's working capital on December 31, 1996 was $4,573,000 which in-cluded cash and short-term investments aggregating approximately $70,000. This compares with working capital of $4,931,000 and cash and short-term invest-ments of $266,000 at December 31, 1995. At March 27, 1997, the Company's imme-diate capital resources consisted of approximately $50,000 in cash (and cash equivalents) and the credit facility described below. The Company's inventory increased $249,000 from December 31, 1995 to December 31, 1996 due to the build up of initial quantities of amplifiers manufactured in the U.S. The sales of these units were delayed due to the lack of availability of the associated preamp/tuner from an offshore supplier. Accounts receivable decreased $677,000 from the end of 1995 due to lower revenues and a tightening of credit policies and terms.
 The Company has an agreement with a financial institution which provides for working capital advances up to $6,000,000. A maximum of $1,000,000 of this line may be used to secure letters of credit. Funds available under this agreement are restricted, however, to a portion of eligible accounts receiv-able and inventories. The lender has agreed to make advances to the Company over the amount otherwise available under the formulas described above. The terms of the accommodation allow the Company to borrow up to an additional $1,500,000. The Company granted its lender a deed of trust on the Company's Lynnwood, Washington facility as additional security. The overadvance limit will be reduced by $17,858 per month beginning March 1, 1997 and continuing each month until the earlier of March 1, 2002 or such time as the real estate has been sold. Advances are collateralized by substantially all assets of the Company and bear interest at the prime lending rate plus 2%. The outstanding balance on the line of credit was $1,110,000 and $1,216,000 at December 31, 1996 and 1995, respectively and approximately $2,600,000 was available to be borrowed at March 27, 1997. The agreement expires on July 31, 1998. Maximum and average amounts outstanding during the year ended December 31, 1996 were $2,154,000 and $1,329,000, respectively. The weighted average interest rate at December 31, 1996 was 10.25% and the weighted average interest rate during the year, computed monthly, was 10.29%.
 Late in the second quarter and during the third quarter of 1996 the Company sold 1,411,764 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") and issued five year warrants (the "Warrants") to acquire up to 300,000 shares of the Company's Common Stock pursuant to a Stock Pur-chase Agreement (the "Agreement") with Renwick Capital Management, Inc. and certain Renwick affiliates ("Renwick"). The Shares of Preferred Stock and War-rants are convertible into or exercisable for 1,711,764 shares of Common Stock, or approximately 46% of the current shares outstanding.
 The price of the Preferred Stock was $2.125 per share and each share of Pre-ferred Stock is convertible at any time at the option of the holder into one share of Common Stock, subject to certain potential antidilution adjustments to be triggered by the issuance of additional shares of Common Stock at less than the lesser of the then current market price or $2.125. The Preferred Stock is entitled to an 8% compounding annual dividend payable quarterly. In the first year, such dividend will be and has been paid with shares of autho-rized but unissued Common Stock. In years two and three (the Preferred Stock will automatically be converted into Common Stock on the third anniversary of issuance, thereby terminating the accruing dividend), the Company has the op-tion of paying the dividend either in cash or with shares of Common Stock. If paid with Common Stock, the number of shares will be based on the greater of $2.125 per share or the average of the closing bid prices for the Common Stock for the 30 days prior to the dividend payment date. The number of shares of Common Stock which might be issued over the life of the dividend cannot be de-termined at this time as such number will vary with the market price of the Common Stock.
 The holders of the Preferred Stock are entitled to one vote for each share of Common Stock into which the Preferred Stock is convertible. In addition, the holders of the Preferred Stock are entitled to elect two representatives to the Company's Board of Directors. The Company's Board of Directors was in-creased by two positions, and Raj K. Bhatia and James R. McCullough have been appointed to the Board of Directors to represent holders of the Preferred Stock. Messrs. Bhatia and McCullough are partners of Renwick. By virtue of the number of votes to be controlled by Renwick and its affiliates, their right to elect two of the Company's directors and the fact that various actions may not be taken by the Company without the approval of the holders of at least a ma-jority of the Preferred Stock, such holders may be deemed to have acquired control of the Company. Certain actions by the Company, such as a merger or liquidation of the Company, the sale of substantially all of its assets, pay-ment of dividends, amendment of the Company's articles of incorporation, the issuance of additional securities or the incurrence of certain indebtedness will require the approval of at least a majority of the Preferred Stock. The Agreement also provides that the investors will have preemptive rights to subscribe for additional shares issued by the Company and rights to have the Company register shares of Common Stock issued upon conversion of the Pre-ferred Stock or exercise of the Warrants.
 The exercise price of the Warrants is $1.50 per share of Common Stock, if ex-ercised from the date of the initial closing through the date two years from the date of the initial closing, $1.75 for the next year, $2.00 for the next year and $2.125 for the final year, again subject to certain potential antidilution adjustments.
 Renwick is a New York-based investment banking firm founded in 1994 which specializes in the identifi-cation of undervalued growth companies exhibiting the potential for an opera-tional turn-around. Renwick actively supports its principal investments through the involvement of the industry and Wall Street professionals familiar with turn-around situations.
 In January 1990, the Company purchased a 16,000 square foot office building adjacent to its facility in Lynnwood, Washington. The purchase price for this building was $1,260,000 including the assumption of a $793,000 note which was payable at a rate of $7,790 per month with final payment due April 10, 2010. In September 1993, the Company sold this office building at a loss, after closing costs, of $194,000. Terms of the agreement included a down payment of $112,750 in cash at closing and a promissory note and deed of trust in favor of the Company in the amount of $1,013,000 at a fixed interest rate of 8 1/2% per annum payable in equal monthly payments of $8,000 per month for 36 months with a balloon payment for the remaining interest and principal. The Company received the balloon payment in 1996 and at that time paid the underlying mortgage which yielded approximately $300,000 in cash.
 In 1996, the Company purchased $384,000 of capital equipment, primarily asso-ciated with a new computer system which is expected to be implemented in the second quarter of 1997. In 1997, the Company expects to purchase approximately $292,000 of capital equipment, a significant amount of which are costs associated with the computer system conversion effort. Of this amount the Com-pany has made a firm commitment for $150,000 of these expenditures.
 The Company has entered into an agreement to sell its existing headquarters and manufacturing facility in Lynnwood, Washington for approximately $3,000,000 in cash, which would yield net proceeds of approximately $2,800,000. The closing of this transaction in the second quarter of 1997 is subject to satisfaction of a contingency related to an environmental audit, which is expected to be completed by April 1, 1997.
 The Company believes that its line of credit and anticipated cash flows from the sale of the headquarters facility will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months. However, if the sale of the facility does not occur or if the Company's revenues drop significantly or incurs unanticipated expenses, existing sources of working capital may not be sufficient and there can be no assurance that additional financing would be available when needed.

EFFECTS OF INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES
 Due to the competitive conditions in the market for consumer electronics, historically the Company has been limited in its ability to increase prices for its products in amounts sufficient to offset increased production and op-erating costs. The Company increased its domestic consumer and worldwide pro-fessional prices an average of 5% on January 15, 1995 to partially offset the increase in material and labor costs it had been experiencing as well as the continued erosion in the strength of the U.S. dollar. Consumer export prices were increased a like amount in July 1995. While some revenue fall off is an-ticipated due to these price increases, the Company believes that it is appro-priate to trade some decline in sales for an improvement in margins. The Com-pany intends to continue to monitor costs and its market and adjust prices as necessary. All sales of the Company's products are in U.S. dollars.
 The Company purchased the majority of these products at an agreed per unit price payable in U.S. Dollars. Accordingly, fluctuations in foreign currency rates had no material impact on the Company's gross margin.
 As of December 31, 1996, the Company has committed to the purchase of approx-imately $2,932,000 of inventory which it expects to receive in 1997. Of this amount, an immaterial amount is payable in Japanese Yen.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  19
Consolidated Balance Sheet as of December 31, 1996 and 1995...............  20
Consolidated Statement of Operations, Years Ended December 31, 1996, 1995
 and 1994.................................................................  21
Consolidated Statement of Shareholders' Equity, Years Ended December 31,
 1996, 1995 and 1994......................................................  22
Consolidated Statement of Cash Flows, Years Ended December 31, 1996, 1995
 and 1994.................................................................  23
Notes to Consolidated Financial Statements................................  24
Independent Auditors' Report on Supplemental Schedule.....................  30
Supplemental Schedule II--Valuation and Qualifiying Accounts and Reserves
 Years Ended December 31,.................................................  31

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Carver Corporation

 We have audited the accompanying consolidated balance sheet of Carver Corpo-ration and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
 We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.
 In our opinion, the consolidated financial statements referred to above pres-ent fairly, in all material respects, the financial position of Carver Corpo-ration and subsidiary as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting prin-ciples.
Moss Adams LLP

Seattle, Washington
March 7, 1997

                       CARVER CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------
ASSETS                                                  December 31
----------------------------------------------------------------------------
                                                      1996         1995
----------------------------------------------------------------------------
Current Assets
 Cash                                             $     65,000  $   261,000
 Marketable securities                                   5,000        5,000
 Accounts receivable, trade, net                     1,627,000    2,304,000
 Inventories                                         4,176,000    3,927,000
 Note receivable and other assets                      104,000    1,342,000
 Prepaid expenses                                      662,000      377,000
----------------------------------------------------------------------------
      Total current assets                           6,639,000    8,216,000
----------------------------------------------------------------------------
Property and equipment
 Land                                                  440,000      440,000
 Buildings and improvements                          2,452,000    2,452,000
 Equipment                                           2,299,000    2,019,000
----------------------------------------------------------------------------
                                                     5,191,000    4,911,000
 Less accumulated depreciation                      (2,747,000)  (2,620,000)
----------------------------------------------------------------------------
                                                     2,444,000    2,291,000
----------------------------------------------------------------------------
Other assets                                           141,000      167,000
----------------------------------------------------------------------------
      Total assets                                $  9,224,000  $10,674,000
----------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Note payable                                     $  1,110,000  $ 1,216,000
 Accounts payable                                      410,000      842,000
 Accrued liabilities
   Commissions                                         127,000      104,000
   Payroll and related taxes                           264,000      198,000
   Warranty                                            113,000       73,000
   Other                                                42,000      156,000
 Current portion of long-term debt                     -            696,000
----------------------------------------------------------------------------
      Total current liabilities                      2,066,000    3,285,000
----------------------------------------------------------------------------
Commitments and contingency (Notes 7 and 14)
Shareholders' equity
 Preferred shares, par value $.01 per share,
  2,000,000 shares authorized, 1,411,764 shares
  issued and outstanding                                14,000       -
 Common shares, par value $.01 per share,
  20,000,000 shares authorized, 3,738,820 shares
  issued and outstanding                                37,000       37,000
 Additional paid-in capital                         19,006,000   15,940,000
 Accumulated deficit                               (11,899,000)  (8,588,000)
----------------------------------------------------------------------------
      Total shareholders' equity                     7,158,000    7,389,000
----------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  9,224,000  $10,674,000
----------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements

                       CARVER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

                                             Years ended December 31,
------------------------------------------------------------------------------
                                           1996         1995         1994
------------------------------------------------------------------------------
Net sales                               $14,519,000  $18,428,000  $22,171,000
Cost of sales                            11,604,000   15,038,000   17,495,000
------------------------------------------------------------------------------
   Gross margin                           2,915,000    3,390,000    4,676,000
------------------------------------------------------------------------------
Operating expenses
 Selling                                  2,629,000    3,441,000    3,827,000
 General and administrative               2,079,000    1,887,000    2,221,000
 Engineering, research and development      711,000      808,000    1,164,000
 Restructuring Charges                       -         1,319,000       -
 Loss (Gain) on sale of professional
  products line                             526,000   (1,208,000)      -
------------------------------------------------------------------------------
 Total operating expenses                 5,945,000    6,247,000    7,212,000
------------------------------------------------------------------------------
   Loss from operations                  (3,030,000)  (2,857,000)  (2,536,000)
------------------------------------------------------------------------------
Other (income) expense
 Interest expense                           202,000      335,000      365,000
 Interest income                            (50,000)     (86,000)     (87,000)
 (Gain) Loss on disposal of property
  and equipment                              (8,000)       3,000        2,000
 Miscellaneous                               29,000       48,000       57,000
------------------------------------------------------------------------------
   Total other (income) expense             173,000      300,000      337,000
------------------------------------------------------------------------------
Net loss                                $(3,203,000) $(3,157,000) $(2,873,000)
------------------------------------------------------------------------------
Loss per share                          $     (0.86) $     (0.86) $     (0.78)
------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements

                       CARVER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                          Common Shares   Preferred Shares  Additional
                        ----------------- -----------------   Paid-In   Accumulated
                         Shares   Amount   Shares   Amount    Capital     Deficit        Total
---------------------------------------------------------------------------------------------------
Balance,
December 31, 1993       3,677,556 $37,000                   $15,929,000 $ (2,558,000) $ 13,408,000
 Issuance of shares         1,118                                 2,000                      2,000
 Net loss                                                                 (2,873,000)   (2,873,000)
---------------------------------------------------------------------------------------------------
Balance,
December 31, 1994       3,678,674  37,000                    15,931,000   (5,431,000)  (10,537,000)
 Issuance of shares         7,656                                 9,000                      9,000
 Net loss                                                                 (3,157,000)   (3,157,000)
---------------------------------------------------------------------------------------------------
Balance,
December 31, 1995       3,686,330  37,000                    15,940,000   (8,588,000)    7,389,000
 Issuance of shares        14,655         1,411,764 $14,000   2,856,000                  2,870,000
 Dividend on preferred
  shares                   37,835                               108,000     (108,000)      -
 Issuance of warrants                                           102,000                    102,000
 Net Loss                                                                 (3,203,000)   (3,203,000)
---------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 1996       3,738,820 $37,000 1,411,764 $14,000 $19,006,000 $(11,899,000) $  7,158,000
---------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements

                       CARVER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

                                            Years Ended December 31,
-----------------------------------------------------------------------------
                                          1996         1995         1994
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                              $(3,203,000) $(3,157,000) $(2,873,000)
 Adjustments to reconcile net loss to
  cash flows (used by) from operating
  activities
   Depreciation and amortization           474,000      300,000      371,000
   Loss (Gain) on sale of professional
    products line                          526,000   (1,208,000)      -
   Restructuring Costs                      -         1,319,000       -
   (Gain) Loss on disposal of property
    and equipment                           (8,000)       3,000        2,000
   Common shares and warrants issued
    for services                            64,000       -            -
   Changes in assets and liabilities
    Accounts receivable, trade, net        521,000    1,526,000    1,261,000
    Inventories                           (444,000)   2,555,000    1,053,000
    Prepaid expenses                      (512,000)     (31,000)    (300,000)
    Other assets and deferred charges       (3,000)     126,000       87,000
    Accounts payable and accrued lia-
     bilities                             (417,000)  (1,159,000)     846,000
-----------------------------------------------------------------------------
                                        (3,002,000)     274,000      447,000
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from repayment of note re-
  ceivable                                 992,000       10,000       10,000
 Proceeds from sale of professional
  products line                             71,000    1,632,000       -
 Acquisition of property and equip-
  ment                                    (384,000)     (44,000)    (139,000)
 Proceeds from disposal of property
  and equipment                             21,000        2,000        2,000
-----------------------------------------------------------------------------
                                           700,000    1,600,000     (127,000)
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common shares                  10,000        9,000        2,000
 Issuance of preferred shares            2,898,000       -            -
 Decrease in note payable                 (106,000)  (1,851,000)    (226,000)
 Repayment of long-term debt              (696,000)     (20,000)     (18,000)
-----------------------------------------------------------------------------
                                         2,106,000   (1,862,000)    (242,000)
-----------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH               (196,000)      12,000       78,000
CASH
 Beginning of year                         261,000      249,000      171,000
-----------------------------------------------------------------------------
 End of year                           $    65,000  $   261,000  $   249,000
-----------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
 PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Carver Corporation and its wholly-owned subsidiary, Carver In-ternational, Ltd., a Foreign Sales Corporation (FSC). Significant intercompany transactions are eliminated in consolidation.
 OPERATIONS - The Company is engaged primarily in the development, manufacture and distribution of audio/video entertainment systems. Sales are approximately 90% in the United States and 10% in various foreign nations.
 USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
 REVENUE RECOGNITION - Revenue is recognized when products are shipped. The Company warrants its products for a period of one to three years following the date of sale. Estimated warranty costs are recorded in the period of the sale.
 INVENTORIES - Inventories consist of electronic components and audio/video equipment and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                           December 31,
------------------------------------------------------------
                                          1996       1995
------------------------------------------------------------
Raw materials and service spare parts  $  484,000 $  893,000
Work-in-progress                        1,154,000  1,284,000
Finished products                       2,538,000  1,750,000
------------------------------------------------------------
                                       $4,176,000 $3,927,000
------------------------------------------------------------

 PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Deprecia-tion for financial reporting purposes is provided using straight-line methods. Estimated useful lives range from three to thirty years.
 LONG-LIVED ASSETS - The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") during 1996. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996 the Company determined that no impairment loss need be recognized for applicable assets of continuing operations.
 INTANGIBLES - Patents are amortized over the useful lives which range from seven to seventeen years.
 PREPAID TOOLING - Advance payments for tooling associated with new product development are amortized over the estimated life of the product which ranges from one to two years.
 STOCK BASED COMPENSATION - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The new standard measures compensation cost using a fair value method, which computes compensation cost as the dif-ference between the options' fair value and the option price on the grant date. However, SFAS No. 123 allows companies to continue to measure compensa-tion cost using the intrinsic value method, which computes compensation cost as the difference between a company's stock price and the option price at the grant date. The Company has elected to continue to use the intrinsic value method.
 RESEARCH AND DEVELOPMENT - Costs associated with product research and devel-opment are charged to operations when incurred and are included in operating expenses.
 ADVERTISING - The Company expenses the costs of advertising as incurred. Ad-vertising expense in 1996, 1995 and 1994 was $452,000, $777,000, and $868,000,
respectively.
 EARNING PER SHARE - Earnings per share are based on earnings for the period, divided by the weighted average number of shares and common share equivalents outstanding during each year. The earnings per share calculations exclude com-mon share equivalents as the effect would be anti-dilutive. The weighted aver-age number of common shares for purposes of computing earnings per share amounted to 3,706,000, 3,680,000 and 3,678,000 shares for the years ended De-cember 31, 1996, 1995 and 1994, respectively.
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - The Company paid $1,000 for income tax in 1994 and paid no income tax in 1995 or 1996. The Company paid $202,000, $335,000 and $365,000 for interest in 1996, 1995, and 1994, re-
spectively.
 Non-cash financing activities during 1996 included the issuance of warrants valued at $102,000. These warrants included a $60,000 closing fee relating to obtaining capital. Additionally, the Company issued a dividend on the Pre-ferred Stock paid in common shares valued at $108,000 and common stock compen-sation valued at $64,000.

NOTE 2 - ACCOUNTS RECEIVABLE
 Accounts receivable are as follows:

                                     December 31,
--------------------------------------------------------
                                    1996        1995
--------------------------------------------------------
Trade Receivables                $1,890,000  $2,570,000
Allowance for doubtful accounts    (245,000)   (233,000)
Allowance for discounts             (18,000)    (33,000)
--------------------------------------------------------
                                 $1,627,000  $2,304,000
--------------------------------------------------------

NOTE 3 - NOTE RECEIVABLE
 In September 1993, the Company received a note for $1,015,000 secured by deed of trust in connection with the sale of land and building. The note was pay-able in monthly installments of $8,000 including interest of 8.5%. The note was paid in full in June 1996.

NOTE 4 - FINANCING & LIQUIDITY
 REDEEMABLE PREFERRED STOCK - Late in the second quarter and during the third quarter of 1996, the Company sold 1,411,764 shares of Series A Cumulative Con-vertible Preferred Stock ("Preferred Shares") and issued five-year warrants ("Warrants") to acquire up to 300,000 shares of the Company's Common Shares pursuant to a Stock Purchase Agreement (the "Agreement") with Renwick Capital Management, Inc. and certain Renwick affiliates ("Renwick"). The Shares of Preferred Stock and Warrants are convertible into or exercisable for 1,711,764 shares of Common Stock, or approximately 46% of the current shares outstand-ing.
 The price of the Preferred Shares was $2.125 per share and each Preferred Share is convertible at any time at the option of the holder into one Common Share, subject to certain potential antidultion adjustments. The Preferred Shares are entitled to an 8% compounding annual dividend payable quarterly. In the first year, such dividend has been paid with Common Shares.
 The holders of the Preferred Shares are entitled to one vote for each share of Common Shares into which the Preferred Shares are convertible. In addition, the holders of the Preferred Shares are entitled to elect two representatives to the Company's Board of Directors and preference in liquidity. The preferred shareholders may be deemed to have acquired control of the Company, and ac-cordingly, certain actions by the Company require the approval of at least a majority of the preferred shareholders.
 The exercise price of the Warrants is $1.50 per share of Common Shares, if exercised from the date of the initial closing through a date two years from the date of the initial closing, $1.75 for the next year, $2.00 for the next year and $2.125 for the final year, all subject to certain potential antidilution adjustments.
 SHORT-TERM BORROWINGS - The Company has an agreement with a financial insti-tution which provides for working capital advances up to $6,000,000. A maximum of $1,000,000 of this line may be used to secure letters of credit. Funds available under this agreement are restricted, however, to 70% of eligible ac-counts receivable and 50% of inventories. The lender has agreed to make ad-vances to the Company over the amount otherwise available under the formulas described above. The terms of the accommodation allow the Company to borrow up to an additional $1,500,000. The Company granted its lender a deed of trust on the Company's Lynnwood, Washington facility as additional security for the overadvance. The overadvance limit will be reduced by $17,858 per month begin-ning March 1, 1997 and continuing each month until the earlier of March 1, 2002 or such time as the Lynnwood facility has been sold. Advances are collat-eralized by substantially all assets of the Company and bear interest at the prime lending rate plus 2%. The outstanding balance on the line of credit was $1,110,000 and $1,216,000 at December 31, 1996 and 1995, respectively. The agreement expires on July 31, 1998.
 Maximum and average amounts outstanding during the year ended December 31, 1996 were $2,154,000 and $1,329,000, respectively. The weighted average inter-est rate at December 31, 1996 was 10.25% and the weighted average interest rate during the year, computed monthly, was 10.29%.
 LONG-TERM DEBT - The Company assumed a $790,000 note secured by a deed of trust in connection with the purchase of land and a building in 1990. The note was payable in monthly installments of $7,790 at an interest rate of 10.375%. The land and building were sold during 1993, for cash and a note receivable (Note 3). The balance was paid in full in 1996 upon collection of the note re-ceivable.
 SALES AND OPERATIONS - The Company believes it has adequate working capital and liquidity to cover planned operations for the next twelve months. The Com-pany has entered into an agreement to sell its existing headquarters and manu-facturing facility in Lynnwood, Washington for approximately $3,000,000 in cash, which would yield net proceeds of approximately $2,800,000. The closing of this transaction in the second quarter of 1997 is subject to satisfaction of a contingency related to an environmental audit, which is expected to be completed by April 1, 1997. The sale of the facility along with anticipated cash flows from operations, will enable the Company to meet its 1997 projected working capital and capital expenditure requirements. The Company has new products which are expected to produce sales growth and expects sales of prod-ucts sourced offshore to account for over

50% of its revenue in 1997. Lack of sourced product from the Company's off-shore vendors would result in revenues significantly less than forecasted in 1997.

NOTE 5 - MAJOR CUSTOMER & EXPORT SALES BY REGION
 Operating revenue from a single customer was $5,953,000 in 1996. Foreign rev-enues are denominated in U.S. dollars. Net export sales by geographic areas are as follows:

                    Years Ended December 31,
------------------------------------------------
                   1996       1995       1994
------------------------------------------------
Western Europe  $  136,000 $1,608,000 $1,974,000
Canada             233,000    577,000    683,000
Asia               772,000  1,771,000  1,706,000
Other              148,000  1,236,000  1,547,000
------------------------------------------------
                $1,289,000 $5,192,000 $5,910,000
------------------------------------------------

NOTE 6 - INCOME TAX
 A reconciliation of the income tax benefit to the amounts computed by apply-ing the federal statutory income tax rate to income before income tax is as follows:

                                1996                  1995                 1994
----------------------------------------------------------------------------------------
                                       % OF                  % of                % of
                                      PRE-TAX               Pre-Tax             Pre-Tax
                           AMOUNT     INCOME     Amount     Income    Amount    Income
----------------------------------------------------------------------------------------
Income tax benefit at
 federal statutory rate  $(1,089,000)  (34.0)% $(1,073,000)  (34.0)% $(977,000)  (34.0)%
FSC income                    -                     -          -        (6,000)    (.2)
Other                          1,000               (99,000)   (3.1)%   111,000     3.9
Change in valuation
allowance                  1,088,000    34.0 %   1,172,000    37.1 %   872,000    30.3 %
----------------------------------------------------------------------------------------
                         $    -          -   % $    -          -   % $   -        -    %
----------------------------------------------------------------------------------------

 The tax effects of temporary differences that give rise to significant por-tions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                   1996         1995
---------------------------------------------------------
Deferred tax assets
 Net operating loss             $ 5,677,000  $ 4,618,000
 Other                              205,000      178,000
Deferred tax liabilities
 Accelerated depreciation          (400,000)    (398,000)
 Other                               (1,000)      (5,000)
---------------------------------------------------------
 Total computed deferred taxes    5,481,000    4,393,000
 Less valuation allowance        (5,481,000)  (4,393,000)
---------------------------------------------------------
Net deferred taxes              $    -       $    -
---------------------------------------------------------

 For tax reporting purposes, the Company has approximately $16,697,000 of net operating losses which may be utilized to offset future taxable income. These loss carryforwards expire between the years 2004 and 2011. Under FAS 109, the Company is required to recognize the future benefit of its net operating loss carryforwards. The Company has recorded a valuation allowance of 100% of the computed deferred tax assets.

NOTE 7 - COMMITMENTS
 PURCHASE COMMITMENTS - As of December 31, 1996, the Company has committed to the purchase of approximately $2,932,000 of inventory and $150,000 of capital equipment expected to be received in 1997 from various vendors. Of this amount, the portion denominated in foreign currencies was immaterial.

NOTE 8 - EMPLOYEE BENEFIT & STOCK INCENTIVE PLANS
 WARRANTS - At December 31, 1996, warrants to purchase 600,000 common shares are outstanding at prices ranging from $1.50 per share to $5.75 per share. These warrants are fully exercisable.
 STOCK BONUS PLAN - In 1995, the Company adopted a stock bonus plan for em-ployees, directors and consultants. The plan allows the Board of Directors to grant shares of authorized, unissued common shares. In 1996 and 1995, 9,510 and 1,500 shares were granted, respectively.
 STOCK PURCHASE PLAN - The Company has a stock purchase plan for the benefit of its employees. Employees who choose to participate enroll semi-annually and may make voluntary contributions to a fund. On June 30 and December 31 of each year, the participant may apply contributed funds toward the purchase of shares of Company stock at 85% of the prevailing market price or 85% of the market price on the date of enrollment in the plan. The Company has reserved 100,000 shares for issuance under this plan. The shares issued under this plan and the proceeds received for the three most recent fiscal years are as fol-lows:

      Shares Proceeds
---------------------
1996  2,554   $4,463
1995  2,663    3,500
1994  1,118    2,000

 PROFIT SHARING PLAN - The Company has a 401(k) profit sharing plan for the benefit of all full-time employees. Participants may make voluntary contribu-tions while the Company, at its discretion, may make a matching contribution at a rate of $.50 for every $1 of participant contribution up to $1,000 per participant. The Company made no contributions to the Plan in 1996, 1995 or 1994.
 STOCK OPTIONS - The Company's 1995 Stock Option Plan provides for grants to key employees, directors and consultants. There are 660,000 shares authorized for grants of options under the Plan. The Company also has a 1985 Stock Option Plan for employees and a 1985 Stock Option Plan for directors. Under all plans, the Board of Directors determines the option price at the date of grant. Options granted under all plans generally vest between three and four and one half years after grant and expire between five and ten years from the date of grant. At December 31, 1996, 394,985 shares were vested and 118,500 were available for future grants under the plans.
 The Company granted options of 50,000 shares on August 6, 1993 and 50,000 shares on August 26, 1994 to key employees as a condition of employment. The option price is the fair market value of the underlying common stock on the date of grant. These options were fully vested on the date of grant and have terms of ten years and lapse at the earlier of three years from the date of termination of employment or one year from the date of death or disability, whichever comes first.

 The following summary sets forth the activity under the plans in 1996, 1995 and 1994.

                                 1996                1995               1994
------------------------------------------------------------------------------------
                                    WEIGHTED-           Weighted-          Weighted-
                                     AVERAGE             Average            Average
                                    EXERCISE            Exercise           Exercise
Option Activity            SHARES     PRICE    Shares     Price   Shares     Price
------------------------------------------------------------------------------------
Outstanding at beginning
of year                    488,864    $2.58    521,614    $2.63   331,889    $2.63
Granted                    435,000     2.36    209,500     2.50   250,000     2.63
Exercised                   (2,500)    2.25          0                  0
Forfeited                 (148,258)    2.76   (242,250)    2.61   (60,275)    2.63
------------------------------------------------------------------------------------
Outstanding at year-end    773,106    $2.42    488,864    $2.58   521,614    $2.63
------------------------------------------------------------------------------------
Options exercisable at
year-end                   394,985    $2.48    300,114    $2.64
Weighted-average fair
 value of options
 granted during the year     $1.71    $2.36

              Options Outstanding                 Options Exercisable
----------------------------------------------------------------------
                            Weighted-
                             Average   Weighted-             Weighted-
Range of         Number     Remaining   Average    Number     Average
Exercise       Outstanding Contractual Exercise  Exercisable Exercise
Prices         at 12/31/96    Life       Price   at 12/31/96   Price
----------------------------------------------------------------------
$1.50 - $1.80    155,500      9.25       $1.50      51,835     $1.50
 1.81 -  2.25     94,000      6.76        2.04      82,375      2.01
 2.50 -  2.50    162,750      7.89        2.50      63,750      2.50
 2.63 -  2.63     50,000      7.65        2.63      50,000      2.63
 2.83 -  2.83      5,000      9.67        2.83       1,667      2.83
 2.88 -  2.88    222,000      7.78        2.88      61,502      2.88
 3.00 -  3.00     35,000      4.71        3.00      35,000      3.00
 3.25 -  3.25     48,856      5.17        3.25      48,856      3.25
----------------------------------------------------------------------
$1.50 - $3.25    773,106      7.67       $2.42     394,985     $2.48

 SFAS No. 123 requires proforma disclosure of net income as if the fair value method were used. If compensation cost for the Company's 1996 and 1995 grants under stock-based compensation plans were determined under the fair value method, the Company's net loss, net loss applicable to common share owners and net loss per common share for 1996 and 1995 would approximate the proforma amounts below. The fair value of the options granted during 1996 is estimated at $1.71 on the date of grant using Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 80%, risk-free in-terest rate of 6.7%, forfeitures recognized as incurred and an expected life ranging from 5 to 8 years.

                                       1996                  1995
-------------------------------------------------------------------------
                               AS REPORTED PROFORMA  As Reported Proforma
-------------------------------------------------------------------------
Net loss                         $(3,203)  $(3,473)    $(3,157)  $(3,235)
-------------------------------------------------------------------------
Net loss applicable to common
 share owners                    $(3,203)  $(3,473)    $(3,157)  $(3,235)
-------------------------------------------------------------------------
Net loss per common share        $ (0.86)  $ (0.94)    $ (0.86)  $ (0.88)

 The effects of applying SFAS 123 in this proforma disclosure are not indica-tive of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

NOTE 9--RELATED PARTY TRANSACTIONS
 PATENTS AND ROYALTIES - Robert W. and Diana R. Carver, shareholders of Carver Corporation, hold three patents on the Magnetic Field Amplifier technology which has been used in certain Carver products. Pursuant to terms of the li-cense agreement, Carver Corporation pays royalties to Robert W. and Diana R. Carver for each amplifier sold which incorporates the licensed technology. Such royalties amounted to $9,000 in 1996, $45,000 in 1995 and $57,000 in 1994.

NOTE 10--QUARTERLY FINANCIAL DATA (UNAUDITED)

                               First   Second    Third   Fourth
                              Quarter  Quarter  Quarter  Quarter
-----------------------------------------------------------------
                                 (All amounts in thousands
                                 except per share amounts)
Year Ended December 31, 1996
 Revenues                     $4,348   $ 3,045  $4,336   $ 2,790
 Operating loss                 (376)     (809)    (68)   (1,777)
 Loss before income taxes       (385)     (971)    (89)   (1,758)
 Net loss                       (385)     (971)    (89)   (1,758)
 Net loss per share             (.10)     (.26)   (.02)     (.48)
Year Ended December 31, 1995
 Revenues                     $5,230   $ 4,931  $4,494   $ 3,773
 Operating loss                 (542)   (1,140)    (81)   (1,094)
 Loss before income taxes       (632)   (1,303)   (151)   (1,071)
 Net loss                       (632)   (1,303)   (151)   (1,071)
 Net loss per share             (.17)     (.35)   (.04)     (.30)

NOTE 11 - FINANCIAL INSTRUMENTS
 CONCENTRATION OF CREDIT RISK - Financial instruments that subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with major financial institutions. The Company performs ongo-ing credit evaluations of its customers and generally does not require collat-eral. The Company has not experienced a history of significant credit-related losses. At December 31, 1996, accounts receivable from one customer was $530,000.
 FAIR VALUES - The following methods and assumptions were used to estimate the value of each class of financial instruments for which it is practical to es-timate that value:
 The carrying value for the note receivable and note payable and the current portion of long-term debt approximates the fair value due to the current clas-sification of the notes and debt.
 The estimated fair value of the Company's financial instruments are summa-rized as follows:

                             DECEMBER 31, 1996         December 31, 1995
-----------------------------------------------------------------------------
                           CARRYING     ESTIMATED    Carrying     Estimated
                            AMOUNT     FAIR VALUE     Amount     Fair Value
-----------------------------------------------------------------------------
Note Receivable                -            -       $   992,000  $   992,000
Note Payable              $(1,110,000) $(1,110,000)  (1,216,000)  (1,216,000)
Current portion of long-
 term debt                     -            -          (696,000)    (696,000)

 The carrying value of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these items.

NOTE 12 - RESTRUCTURING CHARGES
 In the fourth quarter of 1995, the Company recorded a restructuring charge of $1,319,000 for costs associated with downsizing of operations, consolidating facilities, and the disposal, either through sale or abandonment, of certain product lines. The charges include severance costs and write-off of intangible assets and inventories. As of December 31, 1995, $143,000 was accrued relating to personnel reduction that was completed in 1996.

NOTE 13 - SALE OF PROFESSIONAL PRODUCTS LINE
 On November 20, 1995, the Company sold assets relating to its professional products line for a gain of $1,208,000. The purchase price, net of certain selling expenses, was $1,982,000, in which $350,000 was held back to be paid to the Company one year from the closing date and $209,000 was paid directly to Rob-ert W. and Diana R. Carver in settlement of a royalty dispute. Of the holdback amount $200,000 remained unpaid at December 31, 1996.

NOTE 14 - CONTINGENCY
 On December 30, 1996 a Pacific Northwest snow storm temporarily interrupted the Company's normal business operations and caused a roof section at its man-ufacturing and corporate headquarters to collapse. The Company is insured for losses caused by an interruption to its business and damage to its property, and as a result no material losses are anticipated.

NOTE 15 - CLAIM SETTLEMENT
 Late in 1994, the United States Customs Service conducted an audit of the Company's import operations. The Customs Service found that the Company had made late duty payments totaling $99,000 on tooling paid to its offshore ven-dors between 1989 to 1993. On March 9, 1995, the Customs Service issued to the Company a prepenalty notice indicating that it would assess a penalty up to approximately $400,000. The Company had provided documentation to the Customs Service which significantly mitigated the penalty. In July 1995, the Company paid the Customs Service $50,000 as an offer in compromise of the penalty. In June 1996, the Customs Service notified the Company that it had accepted that payment as settlement in full of the assessed penalties.

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE

To the Board of Directors
 and Shareholders
Carver Corporation

 Under date of March 7, 1997, we reported on the consolidated balance sheet of Carver Corporation and subsidiary as of December 31, 1996 and 1995 and the re-lated consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1996, as listed in Item 8 of the Annual Report on Form 10-K for the year 1996. In connection with our audit of the aforementioned consolidated financial state-ments, we also audited the related supplemental financial statement schedule.

 In our opinion, this financial statement schedule, when considered in rela-tion to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Moss Adams LLP

Seattle, Washington
March 7, 1997

                       CARVER CORPORATION AND SUBSIDIARY

SUPPLEMENTAL SCHEDULE II - VALUATION AND QUALIFIYING ACCOUNTS AND RESERVES YEARS ENDED DECEMBER 31,

                                             Additions
                                  Balance At Charged To               Balance
                                  Beginning  Costs and                 At End
Descriptions                       of Year    Expenses  Deductions(1) Of Year
------------------------------------------------------------------------------
Allowance for doubtful accounts-
 deducted from accounts
 receivable in the balance sheet
  1996                             $233,000   $231,000    $219,000    $245,000
  1995                              183,000    447,000     397,000     233,000
  1994                              190,000    195,000     202,000     183,000
------------------------------------------------------------------------------
Allowance for discounts-deducted
 from accounts
 receivable in the balance sheet
  1996                             $ 33,000   $197,000    $212,000    $ 18,000
  1995                               61,000    450,000     478,000      33,000
  1994                               90,000    580,000     609,000      61,000
------------------------------------------------------------------------------

(/1/) Represents uncollectible accounts written off and discounts taken by cus-tomers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
 None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
 Incorporated by reference to the Proposal 1 - Election of Directors, "Nomi-nees," section of the Company's Proxy Statement with respect to its 1997 An-nual Meeting of Shareholders to be filed by April 14, 1997.

ITEM 11. EXECUTIVE COMPENSATION
 Incorporated by reference to the Directors' Compensation and Executive Com-pensation sections of the Company's Proxy Statement with respect to its 1997 Annual Meeting of Shareholders to be filed by April 14, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated by reference to the Securities and Principal Holders, Proposal
1 - Elections of Directors, "Nominees," and Executive Compensation, sections of the Company's Proxy Statement with respect to its 1997 Annual Meeting of Shareholders to be filed by April 14, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
 Incorporated by reference to the Certain Transactions section of the Company's Proxy Statement with respect to its 1997 Annual Meeting of Share-holders to be filed by April 14, 1997.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(A) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

                                                                      Page in
Financial Statements Index                                          This Report
-------------------------------------------------------------------------------
Independent Auditors' Report.......................................      19
Consolidated Balance Sheet at December 31, 1996 and 1995...........      20
Consolidated Statement of Operations, Years Ended December 31,
 1996, 1995 and 1994...............................................      21
Consolidated Statement of Shareholders' Equity, Years Ended
 December 31, 1996, 1995 and 1994..................................      22
Consolidated Statement of Cash Flows, Years Ended December 31,
 1996, 1995 and 1994...............................................      23
Notes to Consolidated Financial Statements.........................      24

2. FINANCIAL STATEMENT SCHEDULES

                                                                      Page in
                                                                    This Report
-------------------------------------------------------------------------------
Independent Auditors' Report on Supplemental Schedule..............      30
Supplemental Schedule II--Valuation and Qualifying Accounts and
 Reserves..........................................................      31

 All other schedules are omitted because they are not applicable or the re-quired information is shown in the consolidated financial statements or notes thereto.

(B) REPORTS ON FORM 8-K. None.

(C) EXHIBITS.

 Executive Compensation Plans and Arrangements
 The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any direc-tor or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-manage-ment participants:

 (1) The Company's Amended 1985 Incentive Stock Option Plan. See Exhibit 10.3.
 (2) The Company's Amended 1985 Non-Qualified Stock Option Plan. See Exhibit
10.4.
 (3) Form of Amended Stock Option Agreement used in connection with options granted under the Company's Amended 1985 Incentive Stock Option Plan. See Ex-hibit 10.5.
 (4) Employment Agreement dated August 26, 1994 between Stephen M. Williams and the Company. See Exhibit 10.14.
 (5) Stock Option Agreement dated August 26, 1994 between Stephen M. Williams and the Company. See Exhibit 10.15.
 (6) Stock Option Agreement dated August 26, 1994 between Stephen M. Williams and the Company. See Exhibit 10.16.
 (7) Employment Agreement dated January 2, 1996 between Stephen M. Williams and the Company. See Exhibit 10.26.
 (8) The Stephen M. Williams 1996 Bonus Plan dated January 3, 1996 between Ste-phen M Williams and the Company. See Exhibit 10.27.
 (9) Stock Option Agreement dated March 11, 1995 between Stephen M. Williams and the Company. See Exhibit 10.28.
 (10) Stock Option Agreement dated March 24, 1995 between Stephen M. Williams and the Company. See Exhibit 10.29.
 (11) Stock Option Agreement dated January 15, 1996 between Stephen M. Williams and the Company. See Exhibit 10.30.
 (12) Stock Option Agreement dated September 20, 1996 between Stephen M. Wil-liams and the Company. See Exhibit 10.40.
 (13) Stock Option Agreement dated September 20, 1996 between Stephen M. Wil-liams and the Company. See Exhibit 10.41.
 (14) Stock Option Agreement dated September 20, 1996 between John P. World and the Company. See Exhibit 10.42.
 (15) Stock Option Agreement dated September 20, 1996 between John P. World and the Company. See Exhibit 10.43.
 (16) Stock Option Agreement dated January 15, 1996 between John P. World and the Company. See Exhibit 10.44.
 (17) Stock Option Agreement dated March 11, 1995 between John P. World and the Company. See Exhibit 10.45.
 (18) Nonqualified Stock Option Agreement dated February 23, 1993 between John
P. World and the Company. See Exhibit 10.46.
 (19) Nonqualified Stock Option Agreement dated March 2, 1992 between John P. World and the Company. See Exhibit 10.47.

EXHIBIT INDEX

 Exhibit
 Number                         See Attachment "Exhibits"
-------------------------------------------------------------------------------
  2.1    Asset Purchase and Sale Agreement dated as of December 23, 1992 among
         Carver Corporation, U.S. Sound, Inc., John Lemon and USS Corporation.
         (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated December 23, 1992).
  2.2    Asset Purchase Agreement dated November 19, 1993 between Carver
         Corporation and Bose Corporation. (Incorporated by reference to
         Exhibit 2.2 to the Registrant's Form 10-K for the year ended December
         31, 1993.).
  2.3    Series A Preferred Stock Purchase Agreement, dated as of June 12,
         1996, by and among the Company and each of those persons and entities whose names are set forth on Exhibit A thereto (the "Investors").
         (Incorporated by reference Exhibit 2.3 to the Company's Form 8-K dated
         June 12, 1996.).
  3.1    The Company's Restated Articles of Incorporation filed July 29, 1988.
         (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-
         K for the year ended December 31, 1989).
  3.2*   The Company's Eighth Amended and Restated Bylaws dated June 5, 1996.
  4.1    Warrant Agreement, dated as of June 12, 1996, by and among the Company and Renwick Capital Management, Inc. (Incorporated by reference
         Exhibit 4.1 to the Company's Form 8-K dated June 12, 1996.).
  4.2    Registration Rights Agreement, dated as of June 12, 1996, by and among the Company and the Investors. (Incorporated by reference Exhibit 4.2 to the Company's Form 8-K dated June 12, 1996.).
  4.3    Certificate of Designation, as filed with the Secretary of State of the State of Washington on June 12, 1996. (Incorporated by reference
         Exhibit 4.3 to the Company's Form 8-K dated June 12, 1996.).
  4.4    Form of Series A Cumulative Convertible Preferred Stock Certificate.
         (Incorporated by reference Exhibit 4.4 to the Company's Form 8-K dated
         June 12, 1996.).
  4.5    Form of Warrant Certificate evidencing the right to acquire shares of the Company's Common Stock. (Incorporated by reference Exhibit 4.1 to the Company's Form 8-K dated June 12, 1996.).

 Exhibit
 Number                         See Attachment "Exhibits"
-------------------------------------------------------------------------------
 10.1    License Agreement dated as of June 1, 1980 between the Company and
         Carver Technology Development, Inc. (Incorporated by reference to
         Exhibit 10.6 to the Registrant's Registration Statement on Form S-1,
         No. 2-96896).
 10.2    The Company's Amended 1985 Incentive Stock Option Plan. (Incorporated
         by reference to Exhibit 10.3 to the Registrant's Form 10-K for the
         year ended December 31, 1992).
 10.3    The Company's Amended 1985 Non-Qualified Stock Option Plan.
         (Incorporated by reference to Exhibit 10.2 to the Registrant's
         Registration Statement on Form S-8, No. 33-31344).
 10.4    Form of the Amended Stock Option Agreement used in connection with the
         Company's Amended 1985 Incentive Stock Option Plan. (Incorporated by
         reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1992).
 10.5    The Company's Amended 1988 Employee Stock Purchase Plan. (Incorporated
         by reference to Exhibit 10.6 to the Registrant's Form 10-K for the
         year ended December 31, 1992).
 10.6    Employment Agreement dated February 28, 1992, between Thomas C. Graham and the Company. (Incorporated by reference to Exhibit 10.8 to the
         Registrant's Form 10-K for the year ended December 31, 1992).
 10.7    Severance Agreement dated as of September 22, 1993 between Thomas C.
         Graham and the Company. (Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1989).
 10.8    Stock Option Agreement dated August 6, 1993 between Robert A. Fulton and the Company. (Incorporated by reference to Exhibit 10.10 to the
         Registrant's Form 10-K for the year ended December 31, 1993.).
 10.9    Form of Authorized Dealer Agreement. (Incorporated by reference to
         Exhibit 10.10 to the Registrant's Form 10-K for the year ended
         December 31, 1989).
 10.10   Amended Carver Corporation Stock Appreciation Rights Plan.
         (Incorporated by reference to Exhibit 10.11 to the Registrant's Form
         10-K for the year ended December 31, 1992).

 Exhibit
 Number                         See Attachment "Exhibits"
-------------------------------------------------------------------------------
 10.11   Letter Agreement for Accounts Receivable Financing between the Company and Congress Financial Corporation (Western) dated October 24, 1990, and related Security Agreements dated December 20, 1990. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1990).
 10.12   Ninth Amendment to the Accounts Financing Agreement between Carver
         Corporation and Congress Financial Corporation (Western) dated March
         31, 1994. (Incorporated by reference to Exhibit 10.15 to the
         Registrant's Form 10-K for the year ended December 31, 1994.)
 10.13   Stock Option Agreement dated March 10, 1994 between Robert A. Fulton and the Company. (Incorporated by reference to Exhibit 10.21 to the
         Company's Form 10-K for the year ended December 31, 1994.).
 10.14   Employment Agreement dated August 26, 1994 between Stephen M. Williams and the Company. (Incorporated by reference to Exhibit 10.22 to the
         Company's Form 10-K for the year ended December 31, 1994.).
 10.15   Stock Option Agreement dated August 26, 1994 between Stephen M.
         Williams and the Company. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1994.).
 10.16   Stock Option Agreement dated August 26, 1994 between Stephen M.
         Williams and the Company. (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1994.).
 10.17   Settlement Agreement dated December 8, 1994 between Robert W. and
         Diana R. Carver and the Company. (Incorporated by reference to Exhibit
         10.25 to the Company's Form 10-K for the year ended December 31,
         1994.).
 10.18   The Company's 1995 Stock Option Plan. (Incorporated by reference to
         Exhibit 10.26 to the Company's Form 10-Q for the quarter ended June
         30, 1995.).
 10.19   The Company's 1995 Stock Bonus Plan. (Incorporated by reference to
         Exhibit 10.27 to the Company's Form 10-Q for the quarter ended June
         30, 1995.).
 10.20   Asset Purchase Agreement dated November 20, 1995 between Phoenix Gold
         International, Inc. and the Company. (Incorporated by reference to
         Exhibit 2.1 to the Company's Form 8-K dated December 5, 1995.).

 Exhibit
 Number                         See Attachment "Exhibits"
-------------------------------------------------------------------------------
 10.21   Amendment No. 1 to Asset Purchase Agreement dated November 20, 1995 between Phoenix Gold International, Inc. and the Company.
         (Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated December 5, 1995).
 10.22   License Agreement dated November 20, 1995 between Phoenix Gold
         International, Inc. and the Company. (Incorporated by reference to
         Exhibit 2.3 to the Company's Form 8-K dated December 5, 1995.).
 10.23   Tenth Amendment to the Accounts Financing Agreement dated November 20,
         1995 between Congress Financial Corporation (Western) and the Company.
         (Incorporated by reference to Exhibit 10.31 to the Company's Form 10K for year ended December 31, 1995.).
 10.24   Eleventh Amendment to the Accounts Financing Agreement dated January
         15, 1996 between Congress Financial Corporation (Western) and the
         Company. (Incorporated by reference to Exhibit 10.32 to the Company's
         Form 10K for year ended December 31, 1995.).
 10.25   Twelfth Amendment to the Accounts Financing Agreement dated February
         26, 1996 between Congress Financial Corporation (Western) and the
         Company. (Incorporated by reference to Exhibit 10.33 to the Company's
         Form 10K for year ended December 31, 1995.).
 10.26   Employment Agreement dated January 2, 1996 between Stephen M. Williams and the Company. (Incorporated by reference to Exhibit 10.34 to the
         Company's Form 10K for year ended December 31, 1995.).
 10.27   The Stephen M. Williams 1996 Bonus Plan dated January 3, 1996 between
         Stephen M. Williams and the Company. (Incorporated by reference to
         Exhibit 10.35 to the Company's Form 10K for year ended December 31,
         1995.).
 10.28   Stock Option Agreement dated March 11, 1995 between Stephen M.
         Williams and the Company. (Incorporated by reference to Exhibit 10.36 to the Company's Form 10K for year ended December 31, 1995.).
 10.29   Stock Option Agreement dated March 24, 1995 between Stephen M.
         Williams and the Company. (Incorporated by reference to Exhibit 10.37 to the Company's Form 10K for year ended December 31, 1995.).

 Exhibit
 Number                         See Attachment "Exhibits"
-------------------------------------------------------------------------------
 10.30   Stock Option Agreement dated January 15, 1996 between Stephen M.
         Williams and the Company. (Incorporated by reference to Exhibit 10.38 to the Company's Form 10K for year ended December 31, 1995.).
 10.31   Thirteenth Amendment to the Accounts Financing Agreement dated March
         28, 1996 between Congress Financial Corporation (Northwest) and the
         Company. (Incorporated by reference to Exhibit 10.39 to the Company's
         Form 10Q for the quarter ended March 31, 1996.).
 10.32   Fourteenth Amendment to the Accounts Financing Agreement dated April
         29, 1996 between Congress Financial Corporation (Western) and the
         Company. (Incorporated by reference to Exhibit 10.40 to the Company's
         Form 10Q for the quarter ended March 31, 1996.).
 10.33   Fifteenth Amendment to the Accounts Financing Agreement dated May 24,
         1996 between Congress Financial Corporation (Northwest) and the
         Company. (Incorporated by reference to Exhibit 10.41 to the Company's
         Form 10Q for the quarter ended June 30, 1996.).
 10.34   Agreement for Financial Public Relations Services dated August 22,
         1996 between Corporate Relations Group and the Company. (Incorporated
         by reference to Exhibit 10.42 to the Company's Form 10Q for the quarter ended September 30, 1996.).
 10.35   Sixteenth Amendment to the Accounts Financing Agreement dated November
         11, 1996 between Congress Financial Corporation (Northwest) and the
         Company. (Incorporated by reference to Exhibit 10.43 to the Company's
         Form 10Q for the quarter ended September 30, 1996.).
 10.36*  Seventeenth Amendment to the Accounts Financing Agreement dated
         January 17, 1997 between Congress Financial Corporation (Northwest)
         and the Company.
 10.37*  First Amendment to Trust Deed, Assignment of Rents, Security Agreement
         and Fixture Filing dated January 7, 1997 between Congress Financial
         Corporation (Northwest) and the Company.
 10.38*  Warrant Agreement dated September 30, 1996 between Martin Rutstein and the Company.
 10.39*  Registration Rights Agreement dated September 30, 1996 between Martin
         Rustein and the Company.

 Exhibit
 Number                        See Attachment "Exhibits"
------------------------------------------------------------------------------
 10.40*  Stock Option Agreement dated September 20, 1996 between Stephen M.
         Williams and the Company.
 10.41*  Stock Option Agreement dated September 20, 1996 between Stephen M.
         Williams and the Company.
 10.42*  Stock Option Agreement dated September 20, 1996 between John P. World and the Company.
 10.43*  Stock Option Agreement dated September 20, 1996 between John P. World and the Company.
 10.44*  Stock Option Agreement dated January 15, 1996 between John P. World and the Company.
 10.45*  Stock Option Agreement dated March 11, 1995 between John P. World and the Company.
 10.46*  Nonqualified Stock Option Agreement dated February 23, 1993 between
         John P. World and the Company.
 10.47*  Nonqualified Stock Option Agreement dated March 2, 1992 between John
         P. World and the Company.

 Exhibit
 Number                        See Attachment "Exhibits"
------------------------------------------------------------------------------
 11*     Computation of Earnings Per Share for years ended December 31, 1996,
         1995 and 1994.
 21*     Subsidiaries of the Registrant.
 23.1*   Consent of Moss Adams.
 28.1    Amendment to Registration Statements Re: Indemnification.
         (Incorporated by reference to Exhibit 28.1 to the Company's Form 10-Q for the quarter ended September 30, 1990).
 99.1    Non-Binding Agreement in Principle, dated May 1, 1996 between Renwick
         Capital Management and the Company. (Incorporated by reference to
         Exhibit 99.1 to the Company's Form 8-K dated May 1, 1996.)
 99.2    Letter to Shareholders of Carver Corporation, dated May 22, 1996.
         (Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated May 1, 1996.).

-------
 * Filed herewith

 PURSUANT TO THE REQUIREMENT OF SECTION 13 OF THE SECURITIES EXCHANGE COMMIS-SION ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              CARVER CORPORATION

   /s/STEPHEN M. WILLIAMS               /s/DEBRA L. GRIFFITH
 By:______________________________    By: _____________________________________
  Stephen M. Williams,                  Debra L. Griffith
  President and Chief                   Vice President Finance and
  Executive Officer                     Chief Financial Officer

 Date: March 28, 1997

 PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.
-------------------------------------------------------------------------------

      Signature                 Title                         Date
-------------------------------------------------------------------------------
 /s/RAJ A. BHATIA              Director                  March 28, 1997
 ------------------------
 Raj A. Bhatia

 /s/THOMAS C. GRAHAM           Director                  March 28, 1997
 ------------------------
 Thomas C. Graham

 /s/JAMES R. MCCULLOUGH        Director                  March 28, 1997
 ------------------------
 James R. McCullough

 /s/JOHN F. VYNNE              Director                  March 28, 1997
 ------------------------
 John F. Vynne

 /s/STEPHEN M. WILLIAMS        Director                  March 28, 1997
 ------------------------
 Stephen M. Williams

                                 EXHIBIT INDEX

                                                                          PAGE
                                                                           IN
                                                                          THIS
 ITEM                            DESCRIPTION                             REPORT
-------------------------------------------------------------------------------
  2.1  Asset Purchase and Sale Agreement dated as of December 23, 1992 among Carver Corporation, U.S. Sound, Inc., John Lemon and USS
       Corporation. (Incorporated by reference to Exhibit 2.1 to the
       Registrant's Form 8-K dated December 23, 1992)
  2.2  Asset Purchase Agreement dated November 19, 1993 between Carver
       Corporation and Bose Corporation. (Incorporated by reference to
       Exhibit 2.2 to the Registrant's Form 10-K for the year ended
       December 31, 1993.)
  2.3  Series A Preferred Stock Purchase Agreement, dated as of June
       12, 1996, by and among the Company and each of those persons and entities whose names are set forth on Exhibit A thereto
       (the "Investors"). (Incorporated by reference Exhibit 2.3 to the Company's Form 8-K dated June 12, 1996.)
  3.1  The Company's Restated Articles of Incorporation filed July 29,
       1985. (Incorporated by reference to Exhibit 3.1 to the
       Registrant's Form 10-K for the year ended December 31, 1989)
  3.2* The Company's Eighth Amended and Restated Bylaws.                   56
  4.1  Warrant Agreement, dated as of June 12, 1996, by and among the
       Company and Renwick Capital Management, Inc. (Incorporated by
       reference Exhibit 4.1 to the Company's Form 8-K dated June 12,
       1996.).
  4.2  Registration Rights Agreement, dated as of June 12, 1996, by and among the Company and the Investors. (Incorporated by
       reference Exhibit 4.2 to the Company's Form 8-K dated June 12,
       1996.).
  4.3  Certificate of Designation, as filed with the Secretary of
       State of the State of Washington on June 12,1996. (Incorporated
       by reference Exhibit 4.3 to the Company's Form 8-K dated
       June 12, 1996.).
  4.4  Form of Series A Cumulative Convertible Preferred Stock
       Certificate. (Incorporated by reference Exhibit 4.4 to the
       Company's Form 8-K dated June 12, 1996.).
  4.5  Form of Warrant Certificate evidencing the right to acquire shares of the Company's Common Stock. (Incorporated by
       reference Exhibit 4.1 to the Company's Form 8-K dated June 12,
       1996.).
 10.1  License Agreement dated as of June 1, 1980 between the Company and Carver Technology Development, Inc. (Incorporated by
       reference to Exhibit 10.6 to the Registrant's Registration
       Statement on Form S-1, No. 2-96896)
 10.2  The Company's Amended 1985 Incentive Stock Option Plan.
       (Incorporated by reference to Exhibit 10.3 to the Registrant's
       Form 10-K for the year ended December 31, 1992)
 10.3  The Company's Amended 1985 Non-Qualified Stock Option Plan.
       (Incorporated by reference to Exhibit 10.2 to the Registrant's
       Registration Statement on Form S-8, No. 33-31344)
 10.4  Form of the Amended Stock Option Agreement used in connection with the Company's Amended 1985 Incentive Stock Option Plan.
       (Incorporated by reference to Exhibit 10.5 to the Registrant's
       Form 10-K for the year ended December 31, 1992)
 10.5  The Company's Amended 1988 Employee Stock Purchase Plan.
       (Incorporated by reference to Exhibit 10.6 to the Registrant's
       Form 10-K for the year ended December 31, 1992)
 10.6  Employment Agreement dated February 28, 1992, between Thomas C.
       Graham and the Company. (Incorporated by reference to Exhibit
       10.8 to the Registrant's Form 10-K for the year ended December
       31, 1992)
 10.7  Severance Agreement dated as of September 22, 1993 between
       Thomas C. Graham and the Company. (Incorporated by reference to
       Exhibit 10.9 to the Registrant's Form 10-K for the year ended
       December 31, 1993.)
 10.8  Stock Option Agreement dated August 6, 1993 between Robert A.
       Fulton and the Company. (Incorporated by reference to Exhibit
       10.10 to the Registrant's Form 10-K for the year ended December
       31, 1993.)
 10.9  Form of Authorized Dealer Agreement. (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended
       December 31, 1989)

                                                                          PAGE
                                                                           IN
                                                                          THIS
 ITEM                            DESCRIPTION                             REPORT
-------------------------------------------------------------------------------
 10.10 Amended Carver Corporation Stock Appreciation Rights Plan.
       (Incorporated by reference to Exhibit 10.11 to the Registrant's
       Form 10-K for the year ended December 31, 1992)
 10.11 Letter Agreement for Accounts Receivable Financing between the
       Company and Congress Financial Corporation (Western) dated
       October 24, 1990, and related Security Agreements dated
       December 20, 1990. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31,
       1990)
 10.12 Ninth amendment to the Accounts Financing Agreement between
       Carver Corporation and Congress Financial Corporation (Western)
       dated March 31, 1994. (Incorporated by reference to Exhibit
       10.15 to the Company's Form 10-K for the year ended December
       31, 1994)
 10.13 Stock Option Agreement dated March 10, 1994 between Robert A.
       Fulton and the Company. (Incorporated by reference to Exhibit
       10.21 to the Company's Form 10-K for the year ended December
       31, 1994.).
 10.14 Employment Agreement dated August 26, 1994 between Stephen M.
       Williams and the Company. (Incorporated by reference to Exhibit
       10.22 to the Company's Form 10-K for the year ended December
       31, 1994.).
 10.15 Stock Option Agreement dated August 26, 1994 between Stephen M.
       Williams and the Company. (Incorporated by reference to Exhibit
       10.23 to the Company's Form 10-K for the year ended December
       31, 1994.).
 10.16 Stock Option Agreement dated August 26, 1994 between Stephen M.
       Williams and the Company. (Incorporated by reference to Exhibit
       10.24 to the Company's Form 10-K for the year ended December
       31, 1994.).
 10.17 Settlement Agreement dated December 8, 1994 between Robert W.
       and Diana R. Carver and the Company. (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended
       December 31, 1994.).
 10.18 The Company's 1995 Stock Option Plan. (Incorporated by
       reference to Exhibit 10.26 to the Company's Form 10-Q for the
       quarter ended June 30, 1995.)
 10.19 The Company's 1995 Stock Bonus Plan. (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarter ended June 30, 1995.)
 10.20 Asset Purchase Agreement dated November 20, 1995 between
       Phoenix Gold International, Inc. and the Company. (Incorporated
       by reference to Exhibit 2.1 to the Company's Form 8-K dated
       December 5, 1995.)
 10.21 Amendment No. 1 to Asset Purchase Agreement dated November 20,
       1995 between Phoenix Gold International, Inc. and the Company.
       (Incorporated by reference to Exhibit 2.2 to the Company's Form
       8-K dated December 5, 1995)
 10.22 License Agreement dated November 20, 1995 between Phoenix Gold
       International, Inc. and the Company. (Incorporated by reference to Exhibit 2.3 to the Company's Form 8-K dated December 5,
       1995.)
 10.23 Tenth Amendment to the Accounts Financing Agreement dated
       November 20, 1995 between Congress Financial Corporation
       (Western) and the Company. (Incorporated by reference to
       Exhibit 10.31 to the Company's Form 10K for year ended December
       31, 1995.).
 10.24 Eleventh Amendment to the Accounts Financing Agreement dated
       January 15, 1996 between Congress Financial Corporation
       (Western) and the Company. (Incorporated by reference to
       Exhibit 10.32 to the Company's Form 10K for year ended December
       31, 1995.).
 10.25 Twelfth Amendment to the Accounts Financing Agreement dated
       February 26, 1996 between Congress Financial Corporation
       (Western) and the Company. (Incorporated by reference to
       Exhibit 10.33 to the Company's Form 10K for year ended December
       31, 1995.).
 10.26 Employment Agreement dated January 2, 1996 between Stephen M.
       Williams and the Company. (Incorporated by reference to Exhibit
       10.34 to the Company's Form 10K for year ended December 31,
       1995.).

                                                                          PAGE
                                                                           IN
                                                                          THIS
  ITEM                            DESCRIPTION                            REPORT
-------------------------------------------------------------------------------
 10.27  The Stephen M. Williams 1996 Bonus Plan dated January 3, 1996 between Stephen M. Williams and the Company. (Incorporated by
        reference to Exhibit 10.35 to the Company's Form 10K for year ended December 31, 1995.).
 10.28  Stock Option Agreement dated March 11, 1995 between Stephen M.
        Williams and the Company. (Incorporated by reference to
        Exhibit 10.36 to the Company's Form 10K for year ended
        December 31, 1995.).
 10.29  Stock Option Agreement dated March 24, 1995 between Stephen M.
        Williams and the Company. (Incorporated by reference to
        Exhibit 10.37 to the Company's Form 10K for year ended
        December 31, 1995.).
 10.30  Stock Option Agreement dated January 15, 1996 between Stephen
        M. Williams and the Company. (Incorporated by reference to
        Exhibit 10.38 to the Company's Form 10K for year ended
        December 31, 1995.).
 10.31  Thirteenth Amendment to the Accounts Financing Agreement dated
        March 28, 1996 Congress Financial Corporation (Northwest) and
        the Company. (Incorporated by reference to Exhibit 10.39 to the Company's Form 10Q for the quarter ended March 31, 1996.).
 10.32  Fourteenth Amendment to the Accounts Financing Agreement dated
        April 29, 1996 between Congress Financial Corporation
        (Western) and the Company. (Incorporated by reference to
        Exhibit 10.40 to the Company's Form 10Q for the quarter ended
        March 31, 1996.).
 10.33  Fifteenth Amendment to the Accounts Financing Agreement dated
        May 24, 1996 Congress Financial Corporation (Northwest) and
        the Company. (Incorporated by reference to Exhibit 10.41 to the Company's Form 10Q for the quarter ended June 30, 1996.).
 10.34  Agreement for Financial Public Relations Services dated August
        22, 1996 between Corporate Relations Group and the Company.
        (Incorporated by reference to Exhibit 10.42 to the Company's
        Form 10Q for the quarter ended September 30, 1996.).
 10.35  Sixteenth Amendment to the Accounts Financing Agreement dated
        November 11, 1996 Congress Financial Corporation (Northwest)
        and the Company. (Incorporated by reference to Exhibit 10.43 to the Company's Form 10Q for the quarter ended September 30,
        1996.).
 10.36* Seventeenth Amendment to the Accounts Financing Agreement          74
        dated January 17, 1997 between Congress Financial Corporation
        (Northwest) and the Company.
 10.37* First Amendment to Trust Deed, Assignment of Rents, Security       77
        Agreement and Fixture Filing dated January 7, 1997 between
        Congress Financial Corporation (Northwest) and the Company.
 10.38* Warrant Agreement dated September 30, 1996 between Martin          80
        Rutstein and the Company.
 10.39* Registration Rights Agreement dated September 30, 1996 between    100
        Martin Rustein and the Company.
 10.40* Stock Option Agreement dated September 20, 1996 between           107
        Stephen M. Williams and the Company.
 10.41* Stock Option Agreement dated September 20, 1996 between           110
        Stephen M. Williams and the Company.
 10.42* Stock Option Agreement dated September 20, 1996 between John      113
        P. World and the Company.
 10.43* Stock Option Agreement dated September 20, 1996 between John      116
        P. World and the Company.
 10.44* Stock Option Agreement dated January 15, 1996 between John P.     119
        World and the Company.
 10.45* Stock Option Agreement dated March 11, 1995 between John P.       122
        World and the Company.
 10.46* Nonqualified Stock Option Agreement dated February 23, 1993       125
        between John P. World and the Company.
 10.47* Nonqualified Stock Option Agreement dated March 2, 1992           129
        between John P. World and the Company.

                                                                         PAGE
                                                                          IN
                                                                         THIS
 ITEM                            DESCRIPTION                            REPORT
------------------------------------------------------------------------------
 11*   Computation of Earnings Per Share for years ended December 31,    132
       1995, 1994 and 1993
 21*   Subsidiaries of the Registrant                                    133
 23.1* Consent of Moss Adams                                             134
 28.1  Amendment to Registration Statements RE: Indemnification.
       (Incorporated by reference to Exhibit 28.1 to the Registrant's
       Form 10-Q for the quarter ended September 30, 1990)
 99.1  Non-Binding Agreement in Principle, dated May 1, 1996 between
       Renwick Capital Management and the Company. (Incorporated by
       reference to Exhibit 99.1 to the Company's Form 8-K dated May
       1, 1996.)
 99.2  Letter to Shareholders of Carver Corporation, dated May 22,
       1996. (Incorporated by reference to Exhibit 99.2 to the
       Company's Form 8-K dated May 1, 1996.).
------------------------------------------------------------------------------

 * Filed herewith