Form 10QSB
period 1997-03-31
CARVER CORP
filed 1997-05-15
CIK 766177

                                 FORM 10-Q SB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                                               ---------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  -----------------------------
Commission file number
                      ----------------------------------------------------------

                              CARVER CORPORATION
            (Exact Name of Registrant as specified in its charter)

         WASHINGTON                                       91-1043157
         ----------                                       ----------
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

                             --------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----    ----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      No
   ----    ----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At March 31, 1997, 3,769,304 shares of $.01 par value common stock of the Registrant were outstanding.


                                                             Page 1 of 23 pages.
                                               Exhibit Index appears at Page 13.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                              CARVER CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                                                    March 31,       December 31,
                                                                      1997             1996
                                                                   (Unaudited)
  Current Assets
     Cash and cash equivalents                                    $     37,000    $     65,000
     Marketable securities                                               5,000           5,000
     Accounts receivable, trade, net                                 1,351,000       1,627,000
     Inventories                                                     4,060,000       4,176,000
     Note receivable and other assets                                                  104,000
     Prepaid expenses                                                  723,000         662,000
                                                                  ------------    ------------
        Total current assets                                         6,176,000       6,639,000
     Property and equipment,
        less accumulated depreciation                                2,513,000       2,444,000
     Other assets                                                      138,000         141,000
                                                                  ------------    ------------
     Total Assets                                                 $  8,827,000    $  9,224,000
                                                                  ============    ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
  Current
     Notes payable                                                $  1,877,000    $  1,110,000
     Accounts payable                                                  416,000         410,000
     Accrued liabilities
        Commissions and advertising                                     51,000         127,000
        Payroll and related taxes                                      184,000         264,000
        Warranty                                                       125,000         113,000
        Other                                                           52,000          42,000
                                                                  ------------    ------------
        Total current liabilities                                    2,705,000       2,066,000
                                                                  ------------    ------------

  Shareholders' equity
     Preferred shares, par value $.01 per share
     2,000,000 shares authorized, 1,411,764 shares
     issued and outstanding                                             14,000          14,000
     Common shares, par value $.01 per share
     20,000,000 shares authorized, 3,769,304 shares
     issued and outstanding                                             38,000          37,000
     Additional paid-in capital                                     19,111,000      19,006,000
     Accumulated deficit                                           (13,041,000)    (11,899,000)
                                                                  ------------    ------------
        Total shareholders' equity                                   6,122,000       7,158,000
                                                                  ------------    ------------
         Total liabilities and shareholders' equity               $  8,827,000    $  9,224,000
                                                                  ============    ============

                (See Notes to Consolidated Financial Statements)

                              CARVER CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)




                                              Three Months Ended
                                                   March 31,
                                              1997          1996
                                              ----          ----
Net sales                                  $ 2,101,000    $ 4,348,000

Cost of sales                                1,920,000      3,508,000
                                           -----------    -----------

 Gross profit                                  181,000        840,000

Operating expense
     Selling                                   604,000        639,000
     General & administrative                  487,000        424,000
     Engineering, research & development       235,000        153,000
                                           -----------    -----------

                                             1,326,000      1,216,000
                                           -----------    -----------

Loss from operations                        (1,145,000)      (376,000)

Other income (expense)
     Interest expense                          (40,000)       (54,000)
     Interest income                             2,000         26,000
     Other                                     102,000         19,000
                                           -----------    -----------
Net loss                                   $(1,081,000)   $  (385,000)
                                           ===========    ===========

Loss per share                             $      (.29)   $     (0.10)
                                           ===========    ===========


                               CARVER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                         1997           1996
                                                    ------------   ------------
Operating Activities:
Net loss                                            $(1,081,000)   $  (385,000)
Adjustments to reconcile net loss to
    cash flows from operating activities:
    Depreciation and amortization                       180,000         64,000
    Changes in:
       Accounts receivable                              276,000       (858,000)
       Inventories                                      116,000        686,000
       Prepaid expenses                                (140,000)       (95,000)
       Accounts payable and accrued liabilities        (128,000)       (96,000)
       Other assets                                                     (9,000)
                                                    -----------    -----------
Net cash used by operating activities                  (777,000)      (693,000)
                                                    -----------    -----------

Investing Activities:
Acquisition of property, plant and equipment, net      (123,000)       (35,000)
Proceeds (increase) in note receivable                  104,000         (2,000)

                                                    -----------    -----------
Net cash used by investing activities                   (19,000)       (37,000)
                                                    -----------    -----------

Financing Activities:
Increase in notes payable                               767,000        859,000
Repayment of long-term debt                                             (5,000)
Issuance of common shares                                 1,000
                                                    -----------    -----------
Net cash provided by financing activities               768,000        854,000
                                                    -----------    -----------

Increase (decrease) of cash and cash equivalents        (28,000)       124,000

Cash and cash equivalents:
Beginning of period                                      65,000        261,000
                                                    -----------    -----------
 End of period                                      $    37,000    $   385,000
                                                    ===========    ===========



Supplemental cash flow information:
Interest paid                                       $    37,300    $    54,000


Non cash financing:
Dividend on preferred shares                        $    60,000


                              CARVER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)


NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PREPARATION

In the opinion of management, the consolidated financial statements include all adjustments necessary to present fairly the changes in financial position and results of operations for the interim periods reported. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and the "Notes to Consolidated Financial Statements" set forth in the Company's 10-K filing for the year ended December 31, 1996.

NOTE 2 - INCOME TAXES - For tax reporting purposes, the Company has approximately $17,778,000 of net operating losses which may be utilized to offset future taxable income. These loss carryforwards expire between the years 2004 and 2011. Under FAS109 the Company is required to recognize the future benefit of its net operating loss carryforwards. Management is of the opinion that it is not appropriate to record such a benefit at this time. As future operating results improve, management will re-assess its position in this matter.


NOTE 3 - COMMITMENTS - As of May 10, 1997, the Company has committed to purchase approximately $1,803,000 of inventory expected to be received in 1997 from various offshore vendors.

NOTE 4 - SUBSEQUENT EVENT - On April 16, 1997, the Company sold its headquarters facility in Lynnwood, Washington for $3,100,000, resulting in a gain of $859,000 to be recognized in the second quarter. The Company is planning to move to a new leased location in the Seattle area after June 30, 1997.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Forward-Looking Statements

Statements in this report covering future performance, developments, expectations or events, including the discussion of the Company's product development and introduction plans and various statements concerning the Company's expectations for its growth and for the consumer electronics industry and generation of additional working capital, constitute forward-looking statements which are subject to a number of known or unknown risks, uncertainties and other factors which might cause actual results to differ materially from stated expectations. These risks and uncertainties include product development or production difficulties or delays due to supply constraints, technical problems or other factors; technological changes; the effect of global, national and regional economic conditions; changes in consumer preferences; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; inventory risks due to shifts in market demand, product obsolescence or other factors; and a number of other risks including those risks and uncertainties described under the caption "Risk Factors" in the Company's Annual Report on Form 10K and those identified by the Company from time to time in other filings with the Commission, press releases and other communications. Although the Company believes that all forward-looking statements are reasonable, there can be no assurance that actual results, achievements, performance or developments will not differ materially from those expressed or implied by such forward-looking statements.

RECENT DEVELOPMENTS -
-------------------

Sale of Company's Manufacturing Facility

On April 16, 1997, the Company sold its headquarters facility in Lynnwood, Washington for $3,100,000, resulting in a gain of $859,000 to be recognized in the second quarter. The Company is planning to move to a new leased location in the Seattle area after June 30, 1997.

RESULTS OF OPERATIONS -
---------------------
The following tables set forth items in the consolidated statement of income as a percentage of net sales for the three-month periods ended March 31, 1997 and 1996:

                                        Percentage of Net Sales
                                        -----------------------
                                          Three Months Ended
                                                March 31,
                                            1997      1996
Net Sales                                     100%     100%
Cost of Sales                                91.4     80.7
                                             ----     ----

Gross Profit                                  8.6     19.3

Operating Expenses
   Selling                                   28.7     14.7
   General and Administrative                23.2      9.8
   Engineering, research and development     11.2      3.5
                                             ----     ----

Loss from Operations                        (54.5)    (8.7)

Interest Expense                             (1.9)    (1.2)
Interest Income                                        0.6
Other Income                                  4.9      0.4
                                             ----     ----

Net Loss                                    (51.5)%   (8.9)%
                                             ====     ====


Net sales for the quarter ended March 31, 1997 were $2,101,000, a decrease of 51.7% from net sales of $4,348,000 for the same period of 1996. 1997 sales continued to be affected by vendor delivery delays on three - key products. In April, the Company began receiving limited quantities of one of these products, the two-channel preamplifier/tuner, and management expects to receive production units of the second product, a five disc compact disc changer, in May. The third product, a multi-channel, AC-3(R) ready, THX(R) certified preamplifier/tuner has been canceled. In its place a line of Dolby(R) Digital 5.1 electronics is in development by the Company to be manufactured at its US factory for introduction in the third quarter of 1997. The first quarter of 1996 included $370,000 of residual sales of professional products. This product line has been sold and, therefore, no professional product sales occurred in the first quarter of 1997.

As a result of these delivery delays the Company has been unable to offer a complete product line resulting in lower sales volumes for related products.

Domestic sales of the Company's consumer products decreased to $1,765,000 or 47% compared to sales of $3,333,000 in the first quarter of 1996. Of the domestic sales, approximately $458,000 or 26% were sales made by the Company to Circuit City, down from sales of $1,800,000 to Circuit City in the first quarter of 1996. Management believes this decline is attributable to initial stocking orders in the prior year. Sales outside of the United States decreased approximately 56% from $467,000 to $207,000 in the first quarter of 1997. Management believes this is attributable to limited availability of international product versions to sell to its international distributors. Management plans to introduce 12 new international products in August 1997 at a major European tradeshow. Approximately 41% of the Company's sales in the first quarter of 1997 were attributable to products which the Company sources offshore compared to 50% for the first quarter 1996. However, recent limitations on product availability have adversely affected relationships with distributors and dealers which may result in cancellations of existing orders or otherwise adversely affect future sales.

Gross profit declined as a percent of net sales to 8.6% in the first quarter of 1997 from 19.3% in the first quarter of 1996 due to lower sales volumes as the Company is currently operating at significantly less than its production capacity. This factor more than offsets the benefits of a stronger dollar and shift in mix of sales to somewhat higher margin domestically manufactured product. Management believes that it may experience improvements in gross profit as it increases its domestic production. Margins are also expected to improve as the Company introduces new products in 1997 supplied by offshore vendors located outside of Japan. However, there can be no assurance that offshore vendors will deliver sufficient quantities of product, that sales will increase or that foreign exchange rates, cost increases or other factors will not negatively impact margins on the Company's sourced product. (See "Liquidity and Capital Resources".)

Operating expenses increased 9% over the same period in the prior year due primarily to increased research and development expense associated with new product introduction activities. In addition, General and Administrative expenses increased due to costs associated with use of consultants and a new computer system implementation.

Seasonality. The markets for consumer audio equipment are moderately seasonal,
-----------
with somewhat higher sales expected to occur in the last six months of the year. The introduction of new products may affect this seasonality and quarter-to-quarter comparisons. Demand for audio products also exhibits some cyclicality, reflecting the general state of the economy and consumer expectations.

Net losses for the quarter ended March 31, 1997 were $1,081,000 (51.5% of net sales) or $0.29 per share compared to a loss of $385,000 (8.9% of net sales) or $0.10 per share in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES -
-------------------------------

On May 10, 1997, the Company's immediate sources of working capital consisted of approximately $800,000 in cash (and cash equivalents) and its line of credit. The Company has an agreement with a financial institution which provides for working capital advances up to $6,000,000. A maximum of $1,000,000 of this line may be used to secure letters of credit. Funds available under this agreement are restricted, however, to a portion of eligible accounts receivable and inventories. Advances are collateralized by substantially all assets of the Company and bear interest at the prime lending rate plus

2%. There was no outstanding balance on the line of credit at May 10, 1997 and approximately $1,300,000 was available to be borrowed. The agreement expires on July 31, 1998.

The Company's inventory decreased $116,000 from December 31, 1996 to March 31, 1997 due to lower production of amplifiers manufactured in the US, as the demand for these units were reduced due to the lack of availability of the associated preamp/tuner from an offshore supplier. Accounts receivable decreased $276,000 from the end of 1996 due to lower sales.

In the first quarter of 1997, the Company purchased $123,000 of capital equipment, primarily associated with a new computer system which is expected to be implemented in the second quarter of 1997.

On April 16, 1997, the Company sold its headquarters facility in Lynnwood, Washington for $3,100,000, resulting in a gain of $859,000 to be recognized in the second quarter. Net proceeds of approximately $2,800,000 from this sale were used to pay down the bank line of credit and to provide working capital. The Company is planning to move to a new leased location in the Seattle area after June 30, 1997.

Assuming that sales increase for the remainder of 1997 to 1996 levels, the Company believes that cash on hand and its line of credit will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months. However, the exact amount and timing of the Company's working capital requirements will be determined by numerous factors, including the level of and the gross margin on future sales, payment terms negotiated by the Company, the timing of capital expenditures and the occurrence of unanticipated expenses. If sales do not increase significantly from the level generated in the first quarter of 1997, the Company will be required to curtail operations, sell assets or obtain additional equity or debt financing. There can be no assurance that such steps would be possible or that the Company would be able to obtain additional equity or debt financing on terms that the Company finds acceptable, or at all, if and when needed. Any additional equity or debt financing may involve substantial dilution to the interest of the Company's shareholders.


EFFECTS OF INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES
-------------------------------------------------------------------

All sales of the Company's products are in U.S. dollars. Since 1996, the Company has purchased the majority of its materials at an agreed per unit price payable in U.S. Dollars. Accordingly, fluctuations in foreign currency rates had no material impact on the Company's gross margin in the first quarter of 1997.

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

         None.

ITEM 5.  Other Information.
         ------------------

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)   Exhibit 11

               Computation of Earnings per Share

         (b)   Exhibit 10.48

               Commercial and Investment Real Estate Purchase and Sale Agreement between the Company and Real Property Investors, Inc.

         (c)   Exhibit 27

               Financial Data Schedule

         (d)   Reports on Form 8-K

               None.

                                      SIGNATURES


In accordance the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CARVER CORPORATION


Dated:  May 15, 1997            /s/ Debra L. Griffith
                                Debra L. Griffith
                                Vice President Finance and
                                Administration (Principal Financial
                                and Chief Accounting Officer)


                              CARVER CORPORATION
                                 EXHIBIT INDEX



Exhibit           Title                                                  Page
-----------------------------------------------------------------------------

11        Computation of Earnings Per Share                               14


10.48     Commercial and Investment Real Estate
          Purchase and Sale Agreement between the
          Company and Real Property Investors, Inc.                       15


27        Financial Data Schedule
