Form 10QSB
period 1997-06-30
CARVER CORP
filed 1997-08-14
CIK 766177

                                 FORM 10-Q SB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997
                               --------------------------------

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  ---------------------

Commission file number
                      -----------------------------------------------------

                              CARVER CORPORATION
                              ------------------
            (Exact Name of Registrant as specified in its charter)


           WASHINGTON                               91-1043157
           ----------                               ----------
  (State of other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)              Identification Number)


          15300 WOODINVILLE REDMOND ROAD N.E., WOODINVILLE, WA  98072
          -----------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


                                (425) 482-3400
                                --------------
                (Registrant's telephone number, including area code)

                20121 - 48TH AVENUE WEST, LYNNWOOD, WA  98036
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

AT JUNE 30, 1997, 3,837,463 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                                                            Page 1 of 22 pages.
                                               Exhibit Index appears at Page 14.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                CARVER CORPORATION
                                            CONSOLIDATED BALANCE SHEET
                                                      ASSETS

                                                             June 30,            December 31,
                                                               1997                  1996
                                                            (Unaudited)
Current Assets
     Cash and cash equivalents                            $         313,000     $         65,000
     Marketable securities                                            5,000                5,000
     Accounts receivable, trade, net                              1,711,000            1,627,000
     Inventories                                                  3,971,000            4,176,000
     Note receivable and other assets                                                    104,000
     Prepaid expenses                                               688,000              662,000
                                                            ---------------        --------------
        Total current assets                                      6,688,000            6,639,000
     Property and equipment, less accumulated depreciation          650,000            2,444,000

     Other assets                                                   133,000              141,000
                                                            ---------------        --------------
Total Assets                                               $     7,471,000        $    9,224,000
                                                            ===============        ==============


                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current
     Notes payable                                            $     489,000      $     1,110,000
     Accounts payable                                               458,000              410,000
     Accrued liabilities
        Commissions and advertising                                  63,000              127,000
        Payroll and related taxes                                   230,000              264,000
        Warranty                                                    107,000              113,000
        Other                                                       147,000               42,000
                                                            ---------------        --------------
        Total current liabilities                                 1,494,000            2,066,000
                                                            ---------------        --------------

Shareholders' equity
     Preferred shares, par value $.01 per share
     2,000,000 shares authorized, 1,411,764 shares
     issued and outstanding                                          14,000               14,000
     Common shares, par value $.01 per share
     20,000,000 shares authorized, 3,837,463 shares
     issued and outstanding                                          38,000               37,000
     Additional paid-in capital                                  19,221,000           19,006,000
     Accumulated deficit                                       (13,296,000)         (11,899,000)
                                                            ---------------        --------------
        Total shareholders' equity                                5,977,000            7,158,000
                                                            ---------------        --------------
Total liabilities and shareholders' equity                  $     7,471,000        $    9,224,000
                                                            ===============        ==============

               (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                              CARVER CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
                                                          1997               1996                  1997                1996
                                                     --------------       ------------        -------------        -----------
     Net sales                                        $   2,442,000      $   3,045,000        $   4,543,000      $   7,393,000

     Cost of sales                                        2,186,000          2,547,000            4,106,000          6,055,000
                                                     --------------       ------------        -------------        -----------

      Gross profit                                          256,000            498,000              437,000          1,338,000

     Operating expense
      Selling                                               562,000            543,000            1,166,000          1,182,000
      General & administrative                              683,000            586,000            1,170,000          1,010,000
      Engineering, research & development                   271,000            178,000              505,000            331,000
                                                     --------------       ------------        -------------        -----------

                                                          1,516,000          1,307,000            2,841,000          2,523,000
                                                     --------------       ------------        -------------        -----------

     Loss from operations                                (1,260,000)          (809,000)          (2,404,000)        (1,185,000)

     Other income (expense)
      Gain on sale of headquarters facility                 859,000                  -              859,000                  -
      Interest expense                                      (13,000)           (89,000)             (53,000)          (143,000)
      Interest income                                         5,000             23,000                7,000             49,000
      Other                                                 214,000            (96,000)             316,000            (77,000)
                                                     --------------       ------------        -------------        -----------
     Net loss                                       $      (195,000)     $    (971,000)       $  (1,275,000)     $  (1,356,000)
                                                     ==============       ============        =============        ===========

     Loss per common share                           $         (.05)     $       (0.26)       $       (0.34)       $     (0.37)
                                                     ==============       ============        =============        ===========

               (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                              CARVER CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                  1997               1996
                                                              -----------        -----------
OPERATING ACTIVITIES:
Net loss                                                      $(1,275,000)       $(1,356,000)
Adjustments to reconcile net loss to
    cash flows from operating activities:
    Depreciation and amortization                                 506,000            120,000
    Gain on sale of headquarters facility                        (859,000)
    Changes in:
       Accounts receivable                                        (84,000)           490,000
       Inventories                                                205,000           (623,000)
       Prepaid expenses                                          (353,000)          (580,000)
       Accounts payable and accrued liabilities                    49,000           (262,000)
       Other assets                                                 8,000            (20,000)
                                                              -----------        -----------
Net cash used by operating activities                          (1,803,000)        (2,231,000)
                                                              -----------        -----------

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment, net                (244,000)           (37,000)
Proceeds (increase) in note receivable                            104,000          1,072,000
Net proceeds from sale of headquarters facility                 2,808,000
                                                              -----------        -----------
Net cash used by investing activities                           2,668,000          1,035,000
                                                              -----------        -----------

FINANCING ACTIVITIES:
Increase (Decrease) in notes payable                             (621,000)           717,000
Repayment of long-term debt                                                         (696,000)
Issuance of common shares                                           4,000
Issuance of Preferred Stock                                                          956,000
                                                              -----------        -----------
Net cash provided by financing activities                        (617,000)           977,000
                                                              -----------        -----------

Increase (decrease) of cash and cash equivalents                  248,000           (219,000)

CASH AND CASH EQUIVALENTS:
Beginning of period                                                65,000            261,000
                                                              -----------        -----------
 End of period                                                $   313,000        $    42,000
                                                              ===========        ===========



SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                 $    49,000        $   126,000


NON CASH FINANCING:
Dividend on preferred shares                                  $   121,000

               (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                              CARVER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)


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


NOTE 2 - INCOME TAXES - For tax reporting purposes, the Company has approximately $17,900,000 of net operating losses which may be utilized to offset future taxable income. These loss carryforwards expire between the years 2004 and 2011. Under FAS109 the Company is required to recognize the future benefit of its net operating loss carryforwards. Management is of the opinion that it is not appropriate to record such a benefit at this time. As future operating results improve, management will re-assess its position in this matter.


NOTE 3 - COMMITMENTS - As of August 12, 1997, the Company has open purchase orders for finished goods of approximately $4,116,000 of inventory expected to be received in 1997 from various vendors a portion of which may be cancelable.


NOTE 4 - SALE OF HEADQUARTERS FACILITY - On April 16, 1997, the Company sold its headquarters facility in Lynnwood, Washington for $3,100,000, resulting in a gain of $859,000 recognized in the second quarter. In June 1997, the Company moved to a smaller more appropriate leased facility in Woodinville, Washington.

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

RECENT DEVELOPMENTS -
-------------------

SALE OF COMPANY'S MANUFACTURING FACILITY

On April 16, 1997, the Company sold its headquarters facility in Lynnwood, Washington for $3,100,000, resulting in a gain of $859,000 recognized in the second quarter. In June 1997, the Company moved to a smaller more appropriate leased facility in Woodinville, Washington.

RESULTS OF OPERATIONS -
---------------------

The following tables set forth items in the consolidated statement of income as a percentage of net sales for the quarter and six-month periods ended June 30, 1997 and 1996:


                                                                    Percentage of Net Sales
                                                                    -----------------------
                                                      Three Months Ended                 Six Months Ended
                                                            June 30,                         June 30,
                                                    1997             1996             1997              1996
                                              ----------------  ---------------  ---------------  ----------------
Net Sales                                           100%             100%             100%              100%
Cost of Sales                                        89.5             83.6             90.3              81.9
                                                   ------          -------          -------           -------
 Gross Profit                                        10.5             16.4              9.7              18.1

Operating Expenses
   Selling                                           23.0             17.8             25.7              16.0
   General and Administrative                        28.0             19.3             25.8              13.6
   Engineering, research and development             11.1              5.9             11.1               4.5
                                                   ------          -------          -------           -------
Loss from Operations                                (51.6)           (26.6)           (52.9)            (16.0)

Gain on sale of headquarters facility                35.2                              18.9
Interest Expense                                     (0.5)            (2.9)            (1.2)             (1.9)
Interest Income                                       0.2              0.8              0.2               0.6
Other Income (Expense)                                8.8             (3.2)             7.0              (1.0)
                                                   ------          -------          -------           -------
Net Loss                                             (7.9)%          (31.9)%          (28.0)%           (18.3)%
                                                   ======          =======          =======           =======



Net sales for the quarter ended June 30, 1997 were $2,442,000, a decrease of 20% from net sales of $3,045,000 for the same period of 1996. Net sales for the six months ended June 30, 1997 were $4,543,000, a 39% decrease from net sales of $7,393,000 in the first six months of 1996. 1997 sales continued to be affected by vendor delivery delays on three - key products. During the second quarter, the Company began receiving limited quantities of two of these products: a new two-channel preamplifier/tuner and a new five disc compact disc changer. The third product, a multi-channel, AC-3(R) ready, preamplifier/tuner has been canceled. In its place a line of Dolby(R) Digital 5.1 electronics is in development by the Company to be manufactured at its US factory for expected introduction in the fourth quarter of 1997. The first six months of 1996 included $432,000 of residual sales of professional products. This product line has been sold and, therefore, no professional product sales occurred in 1997.

As a result of the delivery delays previously discussed, the Company has been unable to offer a complete product line resulting in lower sales volumes also for other related products such as amplifiers and receivers. In addition, market conditions for audio equipment have slowed, contributing to the decline in sales compared to the prior year. Recent limitations on product availability may have adversely affected relationships with distributors and dealers which may adversely affect future sales.

Domestic sales of the Company's consumer products decreased 34% to $3,848,000 compared to sales of $5,850,000 in the first half of 1996. Of the domestic sales, approximately $1,183,000 or 26% were sales made by the Company to Circuit City, down from sales of $3,185,000 to Circuit City in the first half of 1996. Management believes this decline is primarily attributable to initial stocking orders in the prior year, as well as the delivery delays and market conditions
previously discussed.   Non Circuit City domestic sales increased 11% in the
second quarter and were unchanged for the six months ended June 30, 1997. Sales outside of the United States decreased approximately 37% from $637,000 to $404,000 in the first half of 1997. Management believes this is attributable to limited availability of international product versions to sell to its international distributors. Management plans to introduce 10 new international products in August 1997 at a major European tradeshow. Approximately 47% of the Company's sales in the first half of 1997 were attributable to products which the Company sources offshore compared to 55% for the first half of 1996.

Gross profit declined as a percent of net sales to 10.5% in the second quarter of 1997 from 16.4% in the second quarter of 1996. Gross profit for the first six months of 1997 was 9.6% down from 18% in the same period of the prior year. The Company is currently operating at significantly less than its production capacity which increases its cost of goods sold. In addition, the Company has made price concessions on the sale of older model products. These factors more than offsets the benefits of a stronger dollar and shift in mix of sales to somewhat higher margin domestically manufactured product. Management believes that it may experience improvements in gross profit as it increases its domestic production. However, there can be no assurance that the mix of sales will shift to higher margin products, that sales will increase or that foreign exchange rates, cost increases or other factors will not negatively impact margins on the Company's sourced product. (See "Liquidity and Capital Resources".)

Operating expenses in the second quarter of 1997 increased 16% when compared to the second quarter of 1996 and 13% in the first half of 1997 compared to the first half of the prior year. These increases were due primarily to increased research and development expense associated with new product development and introduction activities as well as the expense associated with the use of management consultants of which $90,000 represents non cash expense associated with the issuance of warrants.

Other income during the six months ended June 30, 1997 includes a $859,000 gain on the sale of the Company's headquarters facility in Lynnwood, Washington (See "Liquidity and Capital Resources".); a $202,000 payment from Phoenix Gold International, Inc. from the sale the Company's professional product line in November of 1995; and a $114,000 refund from the Internal Revenue Service for previously paid taxes.

Net losses for the quarter and six month period ended June 30, 1997 were $195,000 (7.9% of net sales) or $0.05 per share and $1,275,000 (28.0% of net sales) or $0.34 per share, respectively. Excluding the gain on the sale of the headquarters facility, net losses for the quarter and six months ended June 30, 1997 would have been $1,054,00 (43% of net sales) or $0.28 per share, and $2,134,000 (47% of net sales) or $0.56 per share respectively. This compares to net losses of $971,000 (31.9% of net sales) or $0.26 per share for the second quarter and $1,356,000 (18.3% of net sales) or $0.37 per share for the six month period ended June 30, 1996.

SEASONALITY.  The markets for consumer audio equipment are moderately seasonal,
-----------
with somewhat higher sales expected to occur in the last six months of the year. The introduction of new products may affect this seasonality and period-to-period comparisons. Demand for audio products also exhibits some cyclicality, reflecting the general state of the economy and consumer expectations.

LIQUIDITY AND CAPITAL RESOURCES -
-------------------------------

On August 12, 1997, the Company's immediate sources of working capital consisted of approximately $100,000 in cash (and cash equivalents) and its line of credit. The Company has an agreement with a financial institution which provides for working capital advances up to $6,000,000. A maximum of $1,000,000 of this line may be used to secure letters of credit of which $160,000 in letters of credit were outstanding on August 12, 1997. Funds available under this agreement are restricted, however, to a portion of eligible accounts receivable and inventories. Advances are collateralized by substantially all assets of the Company and bear interest at the prime lending rate plus 2%. There was $788,000 outstanding on the line of credit at August 12, 1997 and approximately $840,000 was additionally available to be borrowed. The agreement expires on July 31, 1998.

The Company's inventory decreased $205,000 from December 31, 1996 to June 30, 1997 due to lower production of amplifiers manufactured in the US, as the demand for these units were reduced due in part to the lack of availability of the associated preamp/tuner from an offshore supplier.

In the first half of 1997, the Company purchased $244,000 of capital equipment, primarily associated with a new computer system which was implemented in July of
1997.   The Company plans to expend approximately $150,000 during the remainder of 1997 principally for leasehold improvements.

On April 16, 1997, the Company sold its headquarters facility in Lynnwood, Washington for $3,100,000, resulting in a gain of $859,000 which was recognized in the second quarter. Net proceeds of approximately $2,800,000 from this sale were used to pay down the bank line of credit and to provide working capital. The Company moved to a smaller more appropriate leased facility in Woodinville, Washington in July 1997.

Earlier this year the Company announced the introduction of a line of home theater speakers. The "Cinema Series" speaker line is scheduled to be available for delivery in the fourth quarter of 1997 and is expected to be available through dealers nationwide including Circuit City stores. The Company has received an initial forecast for orders from its dealers for approximately $5 million for 1997. Management is currently attempting to obtain the necessary working capital financing to fulfill this forecast or a portion of the forecast. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing on terms that the Company finds acceptable.

Management has determined that the Company must obtain additional working capital in the near term in order to execute its business plan and meet its obligations as they come due. The exact amount and timing of the Company's need for additional working capital will be determined by numerous factors including: the extent to which the Company is able to revise purchase orders or negotiate payment terms with the Company's suppliers and customers which are more favorable than those currently in place; the timing, level of and margin on sales; and the occurrence of unanticipated expenses. The Company is actively seeking additional working capital from a variety of sources and has retained The Commerce Bank's Investment banking group to help explore and advise on its strategic alternatives.

There can be no assurance that the Company will be able to obtain additional equity or debt financing on terms that the Company finds acceptable, or at all, if and when needed, or that the Company will be able to continue as a going concern. Any additional equity or debt financing may involve substantial dilution of the Company's shareholders. If the Company is not able to generate additional working capital the Company likely will be required to sell assets, restructure debt, reorganize, or curtail operations.

EFFECTS OF INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES
--------------------------------------------------------------------

All sales of the Company's products are in U.S. dollars. Since 1996, the Company has purchased the majority of its materials at an agreed per unit price payable in U.S. Dollars. Accordingly, fluctuations in foreign currency rates had no material impact on the Company's gross margin in the first half of 1997.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
         ------------------
         None.

ITEM 2.  CHANGES IN SECURITIES.
         ----------------------
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         --------------------------------
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

The Company's Annual Meeting of Shareholders was held on May 20, 1997.

(a) Election of Directors. The nominees identified in the following table were elected by the holders of the shares of the Company's Common Stock for a term of one year or until their successors are duly elected and qualified. Except as set forth in the following table, there was no director of the Company whose term of office continued after the Annual Meeting.

                                       Against/    Abstentions/
Nominee's Name             For         Withheld    Broker Non-votes
---------------------      ---         --------    ----------------

Thomas C. Graham          3,239,001    29,718        0

John F. Vynne             3,239,001    29,718        0

Stephen M. Williams       3,239,033    29,686        0

In addition, each of the above-named nominees received 1,411,764 preferred share votes for re-election.

(b) The individuals named below were nominated for re-election by the holders of shares of the Company's Preferred Stock. Each nominee identified in the following table were elected by the holders of the shares of the Company's Preferred Stock for a term of one year or until their successors are duly elected and qualified.

                               Against/     Abstentions/
Nominee's Name       For       Withheld     Broker Non-votes
--------------       ---       --------     ----------------

Raj Bhatia          1,411,764      0            0

James McCullough    1,411,764      0            0


ITEM 5.  OTHER INFORMATION.
         ------------------
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a)  Exhibit 11

              Computation of Earnings per Share

         (b)  Exhibit 10.49

              Warrant Agreement dated May 14, 1997 between the Company and Claes Larsson

         (c)  Reports on Form 8-K

              None.

                                  SIGNATURES

In accordance the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CARVER CORPORATION

Dated:  August 14, 1997    /s/ Debra L. Griffith
                               Debra L. Griffith
                               Vice President Finance and
                               Administration (Principal Financial
                               and Chief Accounting Officer)

                              CARVER CORPORATION
                                 EXHIBIT INDEX



EXHIBIT    TITLE                                         PAGE
-------------------------------------------------------------

11         Computation of Earnings Per Share             15


10.49     Warrant Agreement dated May 14, 1997 between
          the Company and Claes Larsson.                 16