Form 10QSB
period 1997-09-30
CARVER CORP
filed 1997-11-13
CIK 766177

                                 FORM 10-Q SB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                                 ------------------

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number     0-14482
                       -----------------

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

                20121 - 48/th/ Avenue West, Lynnwood, WA  98036
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

     At September 30, 1997, 3,888,474 shares of $.01 par value common stock of the Registrant were outstanding.

                                                             Page 1 of 15 pages.
                                               Exhibit Index appears at Page 14.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                               CARVER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                               September 30,       December 31,
                                                    1997               1996
                                                (Unaudited)
Current Assets
  Cash and cash equivalents                      $   114,000       $     65,000
  Marketable securities                                5,000              5,000
  Accounts receivable, trade, net                  1,850,000          1,627,000
  Inventories                                      4,644,000          4,176,000
  Note receivable and other assets                                      104,000
  Prepaid expenses                                   307,000            662,000
                                               -------------       ------------
    Total current assets                           6,920,000          6,639,000
  Property and equipment,
    less accumulated depreciation                    837,000          2,444,000
  Other assets                                       129,000            141,000
                                                ------------       ------------
Total Assets                                    $  7,886,000       $  9,224,000
                                                ============       ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Note payable                                   $  1,329,000       $  1,110,000
 Accounts payable                                    985,000            410,000
 Accrued liabilities
   Commissions and advertising                        78,000            127,000
   Payroll and related taxes                         189,000            264,000
   Warranty                                           84,000            113,000
   Other                                             221,000             42,000
                                                ------------       ------------
   Total current liabilities                       2,886,000          2,066,000
                                                ------------       ------------
Shareholders' equity
  Preferred shares, par value $.01 per share
  2,000,000 shares authorized, 1,411,764
  shares issued and outstanding                       14,000             14,000
  Common shares, par value $.01 per share
  20,000,000 shares authorized, 3,888,474
  shares issued and outstanding                       39,000             37,000
  Additional paid-in capital                      19,303,000         19,006,000
  Accumulated deficit                            (14,356,000)       (11,899,000)
                                                ------------       ------------
    Total shareholders' equity                     5,000,000          7,158,000
                                                ------------       ------------
Total liabilities and shareholders' equity      $  7,886,000       $  9,224,000
                                                ============       ============

                (See Notes to Consolidated Financial Statements)

                              CARVER CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                                    1997          1996                1997            1996
                                                 ----------    ----------         ------------    -----------
Net sales                                        $2,511,000    $4,336,000         $ 7,054,000     $11,729,000

Cost of sales                                     2,185,000     3,093,000           6,290,000       9,148,000
                                                 ----------    ----------         -----------     -----------

  Gross profit                                      326,000     1,243,000             764,000       2,581,000

Operating expense
  Selling                                           427,000       674,000           1,593,000       1,856,000
General & administrative                            586,000       461,000           1,758,000       1,470,000
Engineering, research & development                 278,000       176,000             783,000         507,000
                                                 ----------    ----------         -----------     -----------

                                                  1,291,000     1,311,000           4,134,000       3,833,000
                                                 ----------    ----------         -----------     -----------

Loss from operations                               (965,000)      (68,000)         (3,370,000)     (1,252,000)

Other income (expense)
  Gain on sale of headquarters facility                -             -                859,000           -
  Interest expense                                  (34,000)      (37,000)            (87,000)       (180,000)
  Interest income                                      -            1,000               7,000          50,000
  Other                                                -           15,000             316,000         (62,000)
                                                 ----------    ----------         -----------     -----------

Net loss                                         $ (999,000)   $  (89,000)        $(2,275,000)    $(1,444,000)
                                                 ==========    ==========         ===========     ===========

Loss per common share                                $(0.26)       $(0.02)             $(0.59)         $(0.39)
                                                 ==========    ==========         ===========     ===========

                (See Notes to Consolidated Financial Statements)

                               CARVER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                     1997               1996
                                                                                 -----------        -----------
Operating Activities:
Net loss                                                                         $(2,275,000)       $(1,444,000)
Adjustments to reconcile net loss to
  cash flows from operating activities:
  Depreciation and amortization                                                      616,000            179,000
  Gain on sale of headquarters facility                                             (859,000)
  Changes in:
    Accounts receivable                                                             (223,000)          (272,000)
    Inventories                                                                     (468,000)          (155,000)
    Prepaid expenses                                                                    -              (578,000)
    Accounts payable and accrued liabilities                                         601,000           (571,000)
    Other assets                                                                     (11,000)           (18,000)
                                                                                 -----------        -----------
Net cash used by operating activities                                             (2,615,000)        (2,859,000)

Investing Activities:
Acquisition of property, plant and equipment, net                                   (493,000)           (69,000)
Proceeds from note receivable                                                        104,000          1,093,000
Net proceeds from sale of headquarters facility                                    2,808,000
                                                                                 -----------        -----------
Net cash used by investing activities                                              2,419,000          1,024,000
                                                                                 -----------        -----------
Financing Activities:
Increase (Decrease) in notes payable                                                 219,000           (505,000)
Repayment of long-term debt                                                             -              (696,000)
Issuance of common shares                                                             26,000
Issuance of Preferred Stock                                                             -             2,912,000
                                                                                 -----------        -----------
Net cash provided by financing activities                                            245,000          1,711,000
                                                                                 -----------        -----------

Increase (decrease) of cash and cash equivalents                                      49,000           (124,000)

Cash and cash equivalents:
Beginning of period                                                                   65,000            261,000
                                                                                 -----------        -----------
End of period                                                                    $   114,000        $   137,000
                                                                                 ===========        ===========

Supplemental cash flow information:
Interest paid                                                                    $   79,000         $   180,000

Non cash financing:
Dividend on preferred shares                                                     $  182,000

               (See Notes to Consolidated Financial Statements)

                              CARVER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)


NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PREPARATION

In the opinion of management, the consolidated financial statements include all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the changes in financial position and results of operations for the interim periods reported. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein and the "Notes to Consolidated Financial Statements" set forth in the Company's 10-K filing for the year ended December 31, 1996.


NOTE 2 - INCOME TAXES - For tax reporting purposes, the Company has approximately $18,800,000 of net operating losses which may be utilized to offset future taxable income. These loss carryforwards expire between the years 2004 and 2011. Under FAS109 the Company is required to recognize the future benefit of its net operating loss carryforwards. Management is of the opinion that it is not appropriate to record such a benefit at this time. As future operating results improve, management will re-assess its position in this matter.


NOTE 3 - COMMITMENTS - As of November 11, 1997, the Company has open purchase orders for finished goods of approximately $3,008,000 of inventory expected to be received in 1997 from various vendors, a portion of which may be cancelable.


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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Forward-Looking Statements

Statements in this report covering future performance, developments, expectations or events, including the discussion of the Company's product development and introduction plans and various statements concerning the Company's expectations for growth and the ability to generate additional working capital, constitute forward-looking statements which are subject to a number of known or unknown risks, uncertainties and other factors which might cause actual results to differ materially from stated expectations. These risks and uncertainties include product development or production difficulties or delays due to supply constraints, technical problems or other factors; technological changes; the effect of global, national and regional economic conditions; changes in consumer preferences; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; inventory risks due to shifts in market demand, product obsolescence or other factors; greater than anticipated need for working capital and a number of other risks including those risks and uncertainties described under the caption "Risk Factors" in the Company's Annual Report on Form 10K and those identified by the Company from time to time in other filings with the Commission, press releases and other communications. Although the Company believes that all forward-looking statements are reasonable, there can be no assurance that actual results, achievements, performance or developments will not differ materially from those expressed or implied by such forward-looking statements.

RECENT DEVELOPMENTS -
-------------------

Personnel Matters

On November 11, 1997 Stephen M. Williams the Company's President and Chief Executive Officer and Director resigned as an officer and employee of the Company. Mr. Williams will continue as a director and consultant of the Company. As a special consultant to the Company, Mr. Williams will work with the Company's Investment Banker on certain strategic projects.

On October 14, 1997, James Croft resigned as the Company's Vice President of Research and Development to accept employment as the Vice President of Engineering of American Technology Corporation (OTC:ATCO), a developer of electronic and acoustic technologies.. Mr. Croft has worked closely with ATC over the last year and a half in the development of high fidelity stereo and multi-channel audio application of ATC's patented HyperSonic Sound technology. As a future licensee of this technology for consumer audio applications, the Company believes that Mr. Croft's employment by ATC may expedite the development process which could allow the Company to bring products incorporating the technology to market sooner. Mr. Croft will continue to advise the Company on product development matters and marketing strategies.

RESULTS OF OPERATIONS -
---------------------

The following tables set forth items in the consolidated statement of income as a percentage of net sales for the quarter and nine-month periods ended September 30, 1997 and 1996:



                                                                   Percentage of Net Sales
                                                                   -----------------------

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,

                                                        1997        1996             1997        1996
                                                       ------      ------           ------      ------
Net Sales                                                 100%       100%             100%         100%
Cost of Sales                                            87.0       71.3             89.2         78.0
                                                       ------      -----           ------       ------

Gross Profit                                             13.0       28.7             10.8         22.0
Operating Expenses
   Selling                                               17.0       15.5             22.6         15.8
   General and Administrative                            23.3       10.6             24.9         12.5
   Engineering, research and development                 11.1        4.1             11.1          4.3
                                                       ------      -----           ------       ------
Loss from Operations                                    (38.4)      (1.6)           (47.8)       (10.7)
Gain on sale of headquarters facility                       -          -             12.2            -
Interest Expense                                         (1.4)      (0.9)            (1.2)        (1.5)
Interest Income                                             -          -              0.1          0.4
Other Income (Expense)                                      -       (0.3)             4.5        ( 0.5)
                                                       ------      -----           ------       ------
Net Loss                                               (39.8)%     (2.1)%          (32.3)%      (12.3)%
                                                       ======      =====           ======       ======


Net sales for the quarter ended September 30, 1997 were $2,51,000, a decrease of 42% from net sales of $4,336,000 for the same period of 1996. Net sales for the nine months ended Sept 30, 1997 were $7,054,000, a 40% decrease from net sales of $11,729,000 in the first nine months of 1996.

Sales in 1997 have been affected by vendor delivery delays on three key products. During the second quarter, the Company began receiving limited quantities of two of these products: a new two-channel preamplifier/tuner and a new five disc compact disc changer. The third product, a multi-channel, AC-3(R) ready, preamplifier/tuner has been canceled. In its place a line of Dolby Digital(R) 5.1 electronics is in development by the Company to be manufactured at its US factory for expected introduction in the first quarter of 1998. As a result of these delivery delays, the Company believes that its inability to offer a complete product line had an adverse affect on sales of other related products such as amplifiers and receivers. In addition, market conditions for audio equipment have softened, contributing to the decline in sales compared to the prior year. Also, recent limitations on product availability may have adversely affected relationships with distributors and dealers which may adversely affect future sales.

Domestic sales of the Company's consumer products decreased 42% to $6,037,000 compared to sales of $9,672,000 in the first nine months of 1996. Of the domestic sales, approximately $2,044,000 or 34% were sales made by the Company to Circuit City, down from sales of $5,206,000 to Circuit City in the first nine months of 1996. Management believes this decline is primarily attributable to initial stocking orders in the prior year, as well as the delivery delays and market conditions previously discussed. Other domestic sales decreased 24% in the third quarter and 11% for the nine months ended June 30, 1997. Sales outside of the United States decreased approximately 40% from $985,000 to $595,000 in the first nine months of 1997. Management believes this is attributable to limited availability of international product versions to sell to its international distributors. Several new international products were introduced in August 1997 at a major European tradeshow. Also, the first nine months of 1996 included $432,000 of residual sales of professional products. This product line was sold in 1995. Approximately 50% of the Company's sales in the first nine months of 1997 were attributable to products which the Company sources offshore compared to 58% for the first nine months of 1996.

Gross profit declined as a percent of net sales to 13% in the third quarter of 1997 from 29% in the third quarter of 1996. Gross profit for the first nine months of 1997 was 11%, down from 22% in the same period of the prior year. The Company is currently operating at significantly less than its production capacity which increases its cost of goods sold. In addition, the Company reduced prices on its older model products sold during the quarter ended September 30, 1997. Also during the third quarter the Company made price concessions on previously sold older model products held by its customer. Management believes that it may experience improvements in gross profit as it increases its domestic production. However, there can be no assurance that sales will increase or that cost increases or other factors will not negatively impact the Company's gross profit. (See "Liquidity and Capital Resources".)

Operating expenses increased significantly as a percentage of net sales in the third quarter and the first nine months of 1997 compared to the corresponding periods of the prior year. These increases were due primarily to increased research and development expense associated with new product development and introduction activities as well as the expense associated with the use of management consultants of which $90,000 represents non cash expense associated with the issuance of warrants in the second quarter. Decreased expenses in actual dollars in the third quarter of 1997 are due to ongoing cost containment efforts.

Other income during the nine months ended Sept 30, 1997, includes a $859,000 gain on the sale of the Company's headquarters facility in Lynnwood, Washington (See "Liquidity and Capital Resources".); a $202,000 payment from Phoenix Gold International, Inc. from the November 1995 sale of the Company's professional product line which had been previously reserved for; and a $114,000 tax refund received in the second quarter of 1997.

Net losses for the quarter and nine month period ended September 30, 1997, were $999,000 (39.8% of net sales) or $0.26 per share and $2,275,000 (32.3% of net sales) or $0.59 per share, respectively. Excluding the gain on the sale of the headquarters facility, net losses for the nine months ended

September 30, 1997 would have been $3,134,000 (44% of net sales) or $0.82 per share. This compares to net losses of $89,000 (2.1% of net sales) or $0.02 per share for the third quarter of the prior year and $1,444,000 (12.3% of net sales) or $0.39 per share for the nine month period ended September 30, 1996.

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



LIQUIDITY AND CAPITAL RESOURCES -
-------------------------------

The Company's inventory increased $468,000 from December 31, 1996, to September 30, 1997, due to the production on a new line of home theater loudspeakers as well as higher levels of finished goods in anticipation of higher level of sales during the fourth quarter.

Accounts payable and accrued liabilities have increased $601,000 during the nine months ending September 30, 1997. During the third quarter the Company made
payments to its suppliers later than  their agreed upon terms.   Management has
subsequently negotiated improved payment terms with some of its suppliers, many of whom had previously required payment in advance. On November 11, 1997, approximately $318,000 would be needed to satisfy its payment obligations which are past due.

On April 16, 1997, the Company sold its headquarters facility in Lynnwood, Washington for $3,100,000, resulting in a gain of $859,000 which was recognized in the second quarter. Net proceeds of approximately $2,800,000 from this sale were used to pay down the bank line of credit and to provide working capital. The Company moved to a smaller, more appropriate leased facility in Woodinville, Washington in July 1997.

In the first nine months of 1997, the Company incurred $379,000 in capital expenditures primarily attributed to the purchase of a new computer system as well as manufacturing tooling for its Woodinville factory. In addition, the Company incurred $114,000 in leasehold improvements associated with the move to its new facility.

On November 11, 1997, the Company's immediate sources of working capital consisted of approximately $50,000 in cash (and cash equivalents) and its line of credit. The Company has an agreement with a financial institution which provides for working capital advances up to $6,000,000. A maximum of $1,000,000 of this line may be used to secure letters of credit of which $150,000 in letters of credit were outstanding on November 11, 1997. Funds available under this agreement are restricted, however, to a portion of eligible accounts receivable and inventories. Advances are collateralized by substantially all assets of the Company and bear interest at the prime lending rate plus 2%.
There was $1,500,000 outstanding on the line of credit at November 11, 1997, and approximately $100,000 was additionally available to be borrowed. The agreement expires on July 31, 1998.

As announced earlier this year, the Company had planned to ship the first of three models of home theater loudspeaker systems in the third quarter. However, production of the loudspeakers was delayed until late September. The first loudspeaker deliveries were made in late September 1997. The Company has received an initial forecast for orders from its dealers for approximately $5.5 million. Approximately $3.4 million of these forecasted orders are scheduled for delivery through the end of the fourth quarter 1997. Management has been attempting to obtain additional working capital financing and has thus far been unsuccessful in doing so. This lack of additional financing may inhibit the Company's ability to deliver sufficient quantities to fully satisfy actual orders.

For the last several months the Company has experienced a shortfall in working capital which has required the Company to reduce marketing and sales expenditures, seek extended payment terms from its suppliers, delay purchases of inventory and take other steps to conserve operating capital. These measures have had and will continue to have an adverse affect on the Company's sales. Management has determined that the Company must obtain additional working capital in the near term in order to execute its business plan. The exact amount and timing of the Company's need for additional working capital will be determined by numerous factors including: the timing, level of and margin on sales; the extent to which the Company is able to negotiate more favorable payment terms with the Company's suppliers and customers; the ability to revise purchase orders; and the occurrence of unanticipated expenses. The Company is actively seeking additional working capital from a variety of sources. As previously announced, the Company has retained outside advisors to help explore and advise on its strategic alternatives.

There can be no assurance that the Company will be able to obtain additional equity or debt financing on terms that the Company finds acceptable, or at all, if and when needed. Any additional equity or debt financing may involve
substantial dilution of the Company's shareholders.   If the Company is unable
to generate additional working capital it may need to further curtail operations, sell assets or reorganize.



EFFECTS OF INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES
--------------------------------------------------------------------

All sales of the Company's products are in U.S. dollars. Since 1996, the Company has purchased the majority of its materials at an agreed per unit price payable in U.S. Dollars. Accordingly, fluctuations in foreign currency rates had no material impact on the Company's gross margin in the first nine months of 1997.

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

                                 CARVER CORPORATION


Dated:  November 11, 1997        /s/ Debra L. Griffith
                                 Debra L. Griffith
                                 Vice President Finance and
                                 Administration (Principal Financial
                                 and Chief Accounting Officer)

                              CARVER CORPORATION
                                 EXHIBIT INDEX



Exhibit      Title                                 Page
-------      -----                                 ----
11           Computation of Earnings Per Share       15