Form 10KSB
period 1997-12-31
CARVER CORP
filed 1998-04-15
CIK 766177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                    -----------------
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM                    TO
                                          ------------------   ----------------

                         Commission file number 0-14482
                                               --------

                               CARVER CORPORATION
                               ------------------
                 (Name of small business issuer in its charter)
                  WASHINGTON                              91-1043157
                  ----------                              ----------
          (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)              Identification Number)

    15300 WOODINVILLE-REDMOND ROAD, SUITE A, WOODINVILLE, WASHINGTON  98072
    -----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes X   No
     ---    ---

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Issuer's revenues for its most recent fiscal year:  $11,015,000.

          The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price for the registrant's Common Stock, as reported by the National Association of Securities Dealers' Automated Quotation National Market System on April 9, 1998 was $1,747,190.

          Number of shares of Common Stock of the Registrant outstanding as of April 9, 1998: 4,673,476 shares.

          Items 9 - 12 of Part III are incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of shareholders which involves the election of directors and which will be filed with the Commission within 120 days after the close of the fiscal year.

          Transitional Small Business Disclosure Format (check one):
                            Yes     No X
                               ---    ---

                               TABLE OF CONTENTS

PART I                                                                       PAGE
------                                                                       ----

Item  1.  Description of Business.........................................   03

Item  2.  Description of Property.........................................   15

Item  3.  Legal Proceedings...............................................   15

Item  4.  Submission of Matters to a Vote of
          Security Holders................................................   15


PART II
-------

Item  5.  Market for Common Equity and
          Related Shareholder Matters.....................................   16

Item  6.  Management's Discussion and Analysis
          or Plan of Operation............................................   17

Item  7.  Financial Statements............................................   22

Item  8. Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure..............................   38

PART III
--------

Item 9.  Directors,  Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act................   38

Item 10. Executive Compensation...........................................   38

Item 11. Security Ownership of Certain Beneficial Owners
         and Management...................................................   38

Item 12. Certain Relationships and Related Transactions...................   38

PART IV
-------

Item 13. Exhibits and Reports on Form 8-K.................................   39

                                     PART I

ITEM 1. DESCRIPTION OF  BUSINESS

INTRODUCTION

FORWARD-LOOKING STATEMENTS

Statements in this report covering future performance, developments, expectations or events, including the discussion of the Company's strategy, product development and introduction plans and various statements concerning the Company's expectations for its growth and for the consumer electronics industry and generation of additional working capital, constitute forward-looking statements which are subject to a number of known or unknown risks, uncertainties and other factors that might cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include the ability of the Company to obtain additional working capital sufficient to meet its working capital requirements, production difficulties or delays due to supply constraints, technical problems, payment delays or other factors; technological changes; the effect of global, national and regional economic conditions; reliability of offshore OEM suppliers; changes in the Company's channels of distribution; changes in consumer preferences; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; inventory risks due to shifts in market demand, product obsolescence or other factors and a number of other risks including those risks and uncertainties described under the caption "Risk Factors" in this report and those identified by the Company from time to time in other filings with the Commission, press releases and other communications. All forward-looking statements contained in this report reflect the Company's expectations at the time of this report, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

DESCRIPTION OF BUSINESS

Carver Corporation ("Carver" or the "Company") designs, develops, manufactures and markets high-fidelity audio/video components targeted to the mid-to high-end home entertainment audio/video systems market. Carver products are positioned in the middle and upper price range of most audio components. The Company offers technically innovative audio/video products for the home entertainment market that deliver affordable "audiophile" quality. It targets its distribution channels toward knowledgeable consumers who insist on high quality products which offer superior features and performance.

During 1997, the Company's strategy was to update its products, broaden its market presence and return its operations to profitability. The Company focused its product development activities on the design of a Dolby Digital signal processor and tuner/preamplifier. It introduced two new home theater loudspeaker systems and re-engineered its multi and two channel amplifiers to meet CE certification standards. The Company also took several steps to restructure its retail network. Due to a severe shortfall in working capital, an industry wide decline in sales of consumer electronics, increased competition, delays in availability of certain products and other factors, the Company continued to experience declining sales and losses in 1997.

As the Company's sales have declined the Company has decided to develop a new business strategy that will enable it to operate with lower overhead. This new business model, which is still under development but which the Company began to implement in the first quarter of 1998, includes the use of a new direct marketing strategy, a reduction in the number of products offered by the Company and the elimination of the Company's manufacturing operations. Under this model, the Company will transition to purchasing all of its products from OEM suppliers. As part of the direct marketing strategy, the Company will offer its condensed product line directly to consumers in addition to sales through dealers and distributors. The Company's products would be offered for sale to consumers via the Internet at the Company's Web site currently under development and through a toll-free telephone number. As part of this new marketing strategy, the Company will eliminate certain components to reduce carrying and marketing costs. See "Sales and Marketing" and "Management's Discussion and Analysis or Plan of Operation - Development of New Business Strategy."

The Company was incorporated in the State of Washington in 1978 and is located at 15300 Woodinville-Redmond Road, Woodinville, Washington 98072. Its telephone number is (425) 482-3400.

INDUSTRY OVERVIEW

Carver estimates, based on recent market industry surveys, that the U.S. consumer (in-home use) high-fidelity audio market (electronics of all types including portable and mobile audio) to be currently in excess of $3.6 billion per year at the factory selling price.

Home audio/video systems vary widely in design, quality and price from inexpensive systems having relatively low-quality sound reproduction to expensive systems designed for the high-fidelity sound enthusiasts who demand that their systems duplicate, as closely as possible, the sound of a live performance. System prices range from under $100 to well over $100,000. Carver considers itself positioned between the middle segment and the extreme high-end companies. It estimates the total size of the market for separate audio components to be around $2 billion annually. A Carver system, including loudspeakers, ranges in price from approximately $2,800 to approximately $10,600.

RECENT DEVELOPMENTS

PRIVATE PLACEMENT OF SECURITIES

On April 13, 1998, the Company expects to close an interim financing pursuant to which it will sell 3,000,000 shares of its common stock, par value $0.01 (the "Common Stock") to Renwick Special Situations Fund, L.P (the "Bridge Financing"). The price of the Common Stock is $0.125 per share and the Company will receive gross proceeds of $375,000 from the sale of Common Stock. Prior to completion of this financing, the Company requested that the Nasdaq Stock Market ("Nasdaq") waive the shareholder approval requirement of Rule 4460(i)(1) of Nasdaq's Marketplace Rules with respect to the Bridge Financing pursuant to Rule 4460(i)(2). On March 20, 1998, Nasdaq informed the Company that it had approved the Company's request subject certain conditions, including; (i) approval by the independent members of the Board of Directors of the Company's reliance on this exception, (ii) the Company's notice to all shareholders, not less than ten days before issuance of the Common Stock, of the Company's omission in seeking shareholder approval of the financing, and (iii) issuance of a press release concerning the circumstances surrounding the waiver request and the terms of the transaction.

NONCOMPLIANCE WITH CERTAIN NASDAQ REQUIREMENTS

Nasdaq had previously advised the Company that it did not meet Nasdaq's new minimum public float and bid price continued listing requirements, of $5,000,000 and $1.00 per share, respectively. The Company has until May 28, 1998 to satisfy these requirements. The inability of the Company to comply with these listing requirements likely will result in the delisting of the Company's common
stock from Nasdaq.   Delisting of the Company's common stock would likely have
an adverse effect on the liquidity, trading price and ability to obtain quotations on a timely basis for the common stock. If the Company's common stock should cease to be listed on Nasdaq, it may continue to be quoted in the OTC Bulletin Board.

PERSONNEL

Stephen M. Williams, Thomas C. Graham and John F. Vynne resigned as directors of the Company in January 1998. Mr. Williams resigned as President and Chief Executive Officer in November 1997.

In March 1998, Benjamin Ben-Attar was appointed to fill one of the vacancies resulting from such resignations as an independent director on the Board and Audit Committee. Mr. Ben-Attar, who resides in New York, has worked for several years in corporate finance as an associate with BNY Capital Markets, Inc., a subsidiary of The Bank of New York. Mr. Ben-Attar has focused on middle market mergers and acquisitions, private placements and leveraged finance. Mr. Ben-Attar also has experience in the structuring of senior credit facilities.

Clifford J. Schorer, Jr. was appointed to fill one of the vacancies as an independent director on the Board and the Company's Audit Committee on April 4, 1998. For the past twenty five years, Mr. Schorer, Jr. has been engaged in creating and developing various entrepreneurial businesses. He is a Professor in the Columbia University Executive Education Department and an Adjunct Professor at the Columbia University Graduate School of Business. As a consultant, Mr. Schorer, Jr. works with a diverse group of clients including Lucent technologies, Con Edison, AT & T, Brooklyn Union Gas, Glaxo Welcome Pharmaceutical, Spectrum Management, Isolyzer and others.

James J. Croft resigned as Vice President of Marketing and Product Development in October 1997. The employment of Mark A. Nygren, Vice President of Operations, was terminated in March 1998 as part of the Company's restructuring.

PRODUCTS

In 1997, three Carver products were named a Recommended Component by Stereophile
                                            ---------------------
Magazine, one of the industry's most influential and prestigious publications. This rating is based predominately on performance, with consideration given to products offering exceptional value for their suggested retail price. The Carver products that earned Recommended Component ratings were the AV-705x, the
                            ---------------------
HTR-880 Audio/Video receiver and the Lightstar Direct preamplifier.

In 1997, the Company's A-760x two channel power amplifier received a "Product of the Year" award from AudioVideo International's Hi-Fi Grand Prix. AudioVideo
                                                 ----------------
International is an influential trade publication in both domestic and international markets. In addition, the CT-26v preamp/tuner received a "Special Recognition" award in its respective category from AudioVideo International.

HOME AUDIO/VIDEO PRODUCTS

In recent years, Carver has concentrated its efforts on the growing market for audio/video or home theater separates. The Company markets a home audio/video component line of 14 products which includes 4 two channel power amplifiers, 3 multi-channel amplifiers, 2 preamplifier/tuners, 2 home theater loudspeaker systems, 1 integrated amplifier, 1 receiver and 1 compact disk changer. The Company's suggested retail price in the U.S. on its products ranged from $399- $2400. The Company plans to reduce the number of products which it offers in 1998 to approximately 11. See "Sales and Marketing.

"An audio entertainment system typically includes a signal source such as a CD player, cassette deck or radio tuner which outputs to a preamplifier that controls the volume level, tone, and source switching. Specialized amplification circuits in the preamplifier convert an input signal to a compatible format and feed it to the amplifier which increases the signal strength to a level strong enough to drive loudspeakers. An audio/video receiver accomplishes most of these functions in one box, but the consumer is typically compromising performance to achieve compactness. Although Carver offers a receiver it believes its strength lies in its separate components which allow the consumer the flexibility to customize power and features to suit their home acoustics and listening preferences. Separate components also provide superior audio performance, improved reliability and more upgrade options. The Company believes consumers select separates primarily by power, accuracy or sonic superiority, features and price.

CARVER TECHNOLOGIES

Historically, the Company has identified certain fundamental limitations of the stereophonic sound reproduction process and then developed innovative electronic circuits or other technologies which address these limitations. In recent years, the Company has developed technologies which it believes enhance the listener's enjoyment of audio/video or home theater components and systems. The Company holds fifteen patents with respect to certain of the technologies described below and licenses an additional technology. See "Patents and Trademarks." The Company's technologies include:

LIGHTSTAR/(R)/ POWER AMPLIFIER TECHNOLOGY. The Company believes its Lightstar Technology represents the most advanced power amplifier technology on the market today. This technology offers performance advantages over current amplifier designs in terms of current capability, the capability to drive any loudspeaker load independent from voltage fluctuations from the AC power line and effortless sound quality. The Company holds patents on its Lightstar technology. The patents expire beginning in 2014.

MAGNETIC FIELD POWER AMPLIFIER /(TM)/ TECHNOLOGY. Carver Magnetic Field amplifiers are capable of delivering both high voltage and high current simultaneously into modern speaker designs which can swing as low as two ohms in certain frequency ranges. The patents relating to Magnetic Field Power Amplifier technology are licensed by the Company from Robert W. and Diana R. Carver.

TRANSFER FUNCTION MODIFICATION TECHNOLOGY. The t-modification process allows the Company to duplicate many of the sonic characteristics of very costly tube amplifiers in solid state designs at a fraction of the cost.

 CINEMA HOLOGRAPHY /(R)/ AND SONIC HOLOGRAPHY/(R)/. Using principles analogous to those employed in producing visual holograms with intersecting laser beams, the Company's Cinema and Sonic Holography technologies produce the illusion that the musical program is being performed by instruments arrayed on a three-dimensional stage. Cinema Holography also creates a much wider sound stage and side images that are focused in specific positions. The Company holds two U.S. patents relating to Sonic Holography which will expire beginning in 1999.

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

PLANAR SPEAKER TECHNOLOGY. The Company's Flat Panel Speaker technology was developed to address many of the problems encountered in conventional speaker designs and ribbon array speakers. This dipole ribbon technology employs innovative materials, panel geometry and driver positioning to achieve a sharply focused, yet large three-dimensional sound effect. The Company's patent expires in 2010.

POWER STEERING/(TM)/. Some of the most startling effects accompanying a motion picture are those that allow a sound to move from left to right or, even more impressively, from left front to right rear such as a jet flying across a room. These effects are made to happen by "steering" the levels of a given sound to the various channels to achieve the desired image position at any given point in time. Most power amplifiers have a clipping level on each channel that doesn't vary significantly because only one or all channels are being driven at the same time. This means that while one channel is driven to full power the other channels are idling. Much of the capability of the power supply is being wasted, just sitting dormant, while the dominant channel is taking just one channel's worth of power. The Company's Power Steering Technology allows the power amplifier to deliver its full rated power into all channels driven simultaneously, and, as the directional cues in the program cause the signal to be "steered" to a specific channel, focus a greater portion of the power supply to the channel demanding the greatest output. This ability to provide significant power gains into the most demanding channel on a continuous basis or to all five channels dynamically results in greater authority, clarity and spaciousness that is not available in conventional power amplifiers.

MAGNIFIED CURRENT AMPLIFICATION /(TM)/ TECHNOLOGY. Using principles learned from its Lightstar Technology, the Company has developed a multi-state hybrid power amplifier design which can deliver more than twice the current of conventional amplifier designs using the same power transistors. The Company's Magnified Current Amplification Technology utilizes the full current capability of output power transistors which maximizes both the voltage and current capability available for loudspeaker load.

INFINITE DECORRELATION /(TM)/.   The Company's Infinite Decorrelation technology
was developed to maximize the surround space and directional cues from surround sound channels for home theater applications. This technology eliminates the lack of rear left or right separation for sounds that are placed behind the listener in home theater applications and produces a much more realistic and lifelike sound.

TOTAL DIRECT COUPLING /(TM)/. As transistor power amplifiers incorporated designs which eliminated output transformers, they required the use of stabilizing inductors which created colorations in the reproduction of the upper harmonics of most instruments. The Company's Total Direct Coupling (TDC) Technology allows the output circuits of power amplifiers to be directly connected to a loudspeaker without the use of stabilizing inductor network and the associated sonic disadvantages. TDC allows the Company's amplifiers to be stable into a variety of speaker loads.

BIDAC /(TM)/. The Company's BiDAC Technology is utilized in the Company's digital to analog converter which uses bitestream conversion for low-level passages (ones that typically contain the mid and high frequencies) and continuous calibration multibit for the high-level passages (that typically contain the high level low frequencies).

PATENTS AND TRADEMARKS

The Company holds fifteen domestic patents issued between 1980 and 1997 on several of its technologies which are incorporated into a number of its products. See "Carver Technologies," Patents with respect to Sonic Holography/(R)/, ACCD and Flat Panel Speaker Technology have been issued by various countries.

Robert W. and Diana R. Carver personally own domestic and foreign patents on the Magnetic Field Power Amplifier technology. The Company has a non-exclusive license to use the technology, which requires the Company to pay Robert W. and Diana R. Carver royalties on sales of products incorporating such technology.

While the Company believes that the patent rights owned and licensed by the Company are important and cover and protect adequately the Company's proprietary rights in the patented technologies, there can be no assurance that any current or future patents will prove valid. Moreover, the Company believes that its growth, competitive position and future success are more dependent upon technical expertise and marketing skills than on the ownership of patent rights.

"Carver," "Cinema Holography," "Sonic Holography," and "Lightstar," are registered trademarks of the Company. The trademark, "Power Steering" is pending registration. The Company claims common law rights to the following trademarks:
"Digital Time Lens," "Magnetic Field Amplifier," "Soft EQ," "KLW Audio," the "Amazing Loudspeaker," "Amazing Loudspeakers" and "TAL".


SALES AND MARKETING

Historically, the Company has marketed its audio/video products in the United States primarily through retail outlets, ranging from audio/video specialty stores to national retailers of brand-name consumer electronics, serviced by independent manufacturers' representative companies and the Company's sales and marketing staff. The Company's dealers typically stock a broad variety of audio/video equipment and may also carry automobile audio systems, televisions, video cassette recorders and other consumer-oriented electronic products. The Company seeks dealers who emphasize high quality audio systems and who are knowledgeable about the characteristics of audio/video products. The Company's sales and marketing department emphasizes dealer education programs and product literature to enable individual sales people to understand and explain to consumers the superior price/performance features offered by the Company's products.

Currently, the Company is finalizing plans to add a new channel of distribution, direct marketing, by which the Company plans to market and sell a reduced product line directly to consumers, as well as to its dealers and distributors. The Company's new distribution strategy contemplates that its products would be offered for sale to consumers via the Internet on the Company's Web site currently under development and through a toll-free telephone number. In conjunction with this new model, the Company is adopting a unified pricing policy to assure that, in spite of the multiple channels of distribution of its products, each of its products will be offered to consumers at a consistent price. The Company believes that this policy will promote stronger profit margins. See "Risk Factors- Internet Sales."

The Company believes that purchasers of high quality audio equipment tend to rely on audio specialty publications, the recommendations of their friends and acquaintances who are audio enthusiasts and recommendations of and demonstrations by knowledgeable sales people. Accordingly, the Company believes that the favorable reviews of the Company's products that have been featured in such publications as Stereo Review, Audio, Stereophile, Stereophile Guide to Home Theater, Audio/Video Interiors, Audio Adventure, Home Theater, and The $ensible Sound, in addition to the Company's general reputation for producing superior products, are important keys of its sales and marketing program. Under the Company's direct sales plan, the Company would continue to seek reviews of its products which would be included on its Web site along with photographs and descriptions of the corresponding products.

Domestic sales of consumer audio products accounted for approximately 51%, 83%, and 87% of the Company's sales in 1995, 1996, and 1997, respectively. Total Company sales of consumer audio products were 60%, 91%, and 94%, respectively, for the same years.

Prior to mid-November 1995, the Company designed, manufactured, marketed and sold a line of professional audio products. Worldwide sales of professional audio products accounted for approximately 25% of the Company's sales in 1995 and approximately 3% in 1996. From mid-November 1995 through December 31, 1996, the Company manufactured and sold certain professional sound products solely to the purchaser of its professional products line pursuant to a Manufacturing Agreement entered into by the Company at the time of the sale. The Company has fulfilled its obligations under this Agreement.

OEM PRODUCT

The Company's Original Equipment Manufacturer ("OEM") production accounted for approximately 8%, 1%, and 1% of sales in 1995, 1996 and 1997, respectively. Most of the products which the Company sold as an OEM prior to 1996 were professional audio products, and the underlying contracts for such OEM sales were included in the sale of Carver's professional product line.

INTERNATIONAL SALES

The Company has a network of 45 distributors who provide retail sales coverage in 46 countries. Foreign sales accounted for approximately 28%, 9%, and 5% of the Company's sales in 1995, 1996 and 1997, respectively. While management intended to allocate more resources to global marketing in 1997 in an effort to increase international revenues, cash constraints in 1996 and 1997 prevented the Company from allocating additional resources to the development of products for its international markets and from marketing its existing products. In addition, management believes that the downturn in the economies of many eastern Asian countries, which have for the past several years constituted the greatest part of the Company's international sales, has reduced its revenue from export sales by approximately 45%. The Company introduced 12 new products for its international markets in 1997. See "Risk Factors -Risks of International Business."

COMPETITION

The consumer electronics industry is intensely competitive. Many large and small manufacturers offer audio systems which vary widely in price and quality and which are distributed through a variety of distribution channels, including audio specialty stores, discount stores, department stores and mail order firms. Historically, the Company has chosen to concentrate its efforts on the segments of the market served principally by audio specialty stores and a major national consumer electronics retailer, Circuit City. See "Risk Factors- Concentration of Accounts." In recognition of current market trends which show that consumers are purchasing more electronics via telephone and the Internet, Carver is developing a new distribution channel through which products could be purchased through toll-free telephone numbers and on the Internet. See "Sales and Marketing.

"In the home audio market, the Company competes mainly with Adcom, Parasound, Marantz and Harman Kardon. Most of the Company's competitors have substantially greater financial and technical resources than the Company. The Company believes that its competitive position in the consumer audio components market is enhanced by unique Carver technologies and features that have given the Company strong price/performance, as well as brand recognition advantages. See " Risk Factors - Competition."

PRODUCT RETURNS

The Company's policy to not accept returns of unsold products from its dealers. From time to time the Company has accepted returns of unsold products from its dealers. Historically, the financial effect of such returns has been insignificant.

BACKLOG

The Company's policy is to maintain sufficient finished goods inventory to fill orders within three business days after they are received. However, during most of 1995, the first seven months of 1996, and the last half of 1997, the Company operated under intense working capital constraints, and its backlog rose due to the Company's deferral of the purchase of sourced product. The Company's backlog of orders may rise following major product introductions as dealers place orders for the new products in excess of the number produced in initial production runs, or when an offshore supplier fails to make on-time deliveries of product. During the second half of 1996, two of the Company's overseas vendors were unable to deliver three new models on time. See "Risk Factors Dependence on Outside Manufacturers." Because of the Company's policy of filling an order promptly after receipt, the Company does not view the level of backlog to be an important index of future performance. The Company's backlog of orders at March 23, 1998 was approximately $539,000.

ENGINEERING, RESEARCH AND DEVELOPMENT

The Company's expenditures for engineering, research and development in 1995, 1996 and 1997 were $808,000, $711,000, and $1,152,000, respectively.

In 1997, the engineering group designed a two-channel amplifier, the A-220, for manufacture by the Company and a modular digital processor design which was used in a new "Dolby Digital/(R)/" surround sound processor which the Company first shipped in February 1998. The Company also developed two new home theater speaker systems that were first shipped in September and December, 1997.

Carver expects to release two new products during 1998. There can be no assurance that product development or introduction plans will be accomplished on schedule or that the new products will be well received by the market. See "Risk Factors Dependence on Outside Manufacturers," "Economic Conditions" and "Competition."

While the Company has recognized that its future is affected by its ability to introduce products which incorporate technological innovation and advanced features, it no longer has sufficient working capital to finance engineering, research and development department at historical levels.. See "Risk Factors Technological and Product

Obsolescence," "Dependence on Outside Manufacturers," Risks of International Business." The Company has reduced its engineering department to reflect its working capital constraints. As a result of such reduction, the Company currently employs seven full-time technical personnel in its engineering, research and development department. The Company also employs temporary technical personnel to augment its product development team as activity levels require.


MANUFACTURING

During 1997, approximately 41% of the Company's sales were of products manufactured by third parties to the Company's specifications. The Company presently sources these products from four different suppliers located in the Far East and the United States. Historically, the Company determined whether a product would be manufactured by the Company or a third party principally on the basis of two factors: 1) the location of the sources of parts and subassemblies, and 2) the cost relative to expected volume of products to be manufactured.

Based upon the Company's new business plan and the reduced number of products which the Company plans to offer, Carver has determined that it is more economical to source its entire product line from selected and qualified strategic vendor partners. These sourced products will be built to the Company's specifications. To help insure availability of its products, the Company intends to form relationships with vendors from whom the Company has obtained products of consistently high quality delivered on a timely basis. See "Risk Factors Dependence on Outside Manufacturers" and "Risks of International Business."

During 1996 and the latter part of 1997, the availability of certain of the Company's sourced products was interrupted by the Company's need to defer purchases and delay payment due to working capital constraints. Availability of sourced products has been and will continue to be dependent on the suppliers' cooperation and responsiveness to the Company's needs. Should the Company be required to supplement or replace a supplier, the Company believes that there are a number of alternate sources, although the transition to a new supplier would probably involve added costs and delays. The Company entered into a relationship with a new supplier from whom the Company had expected to source at least two of its new products scheduled for introduction in mid-1996. Availability of these new products was delayed to the second quarter of 1997 due to the inability of the supplier to manufacture and ship the products on schedule. See "Risk Factors Dependence on Outside Manufacturers" and Risks of International Business."

Consistent with its commitment to quality, the Company maintains strict testing procedures. All products are tested at their respective manufacturing facilities prior to shipment. The Company retests products manufactured by its suppliers on a statistical sample basis at its Woodinville facility to monitor quality control.

The Company offers a three-year limited warranty on amplifiers and loudspeakers; a two-year limited warranty on preamplifiers, integrated amplifiers, preamplifier/tuners, receivers and tuners; and a one-year limited warranty on tape decks, compact disc players and changers.

HUMAN RESOURCES

On April 9, 1998, the Company had 60 full-time employees, of whom 25 were engaged in production 9, in service and warranty repair, 7 in research, development , and engineering, 8 in general and administrative functions and 11 in sales and marketing. As the Company continues to restructure its operations to implement its direct sales and sourced product plans, it anticipates that most of its production employees and several other employees will be laid off. The Company plans to hire additional sales and direct marketing personnel. None of the Company's employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation who are not directors are listed in the following table. A description of their occupations for the past five years also appears below.

NAME                AGE      POSITION

Debra L. Griffith    39      Vice President of Finance and
                             Administration

John P. World        51      Executive Vice President and General
                             Manager

Ms. Griffith joined the Company in July 1996 as its Vice President of Finance. She became Vice President of Finance and Administration in January 1997. From 1983 to July 1996, Ms Griffith was employed by Teltone Corporation, a telecommunications manufacturer, most recently as its Vice President of Finance and Administration. Ms. Griffith has been a Certified Public Accountant since 1980, and she received her Bachelor of Arts in Business Administration with honors in 1980 from the University of Washington.

Mr. World joined the Company in February 1987. Mr. World is currently responsible for the overall operations of the Company. Since joining the Company in 1987, Mr. World has at various times been responsible for the
administration, international sales and operations departments.    Mr. World was
disbarred from the practice of law in October 1997 by the Washington Supreme Court as a result of conduct of Mr. World in the representation of clients in 1991. Mr. World received his Juris Doctor in 1975 from the University of Puget Sound and his Bachelor of Arts degree in Political Science in 1972 from the University of Washington.

RISK FACTORS

In addition to the other information contained or incorporated by reference herein, the following factors should be considered carefully in evaluating the Company and its business. Prospective investors should not dismiss the risk factors set forth below as "boilerplate" or "customary" disclosure. A careful review and understanding of each of the risk factors set forth below, as well as the other information contained in this report, is essential for an investor seeking to make an informed investment decision with respect to the Company. The Company's ability to halt the deterioration of its results of operations and financial condition and successfully implement its operating strategy is subject to a number of material risks and uncertainties. The contingencies and other risks discussed below could affect the Company in ways not presently anticipated by its management and thereby impair its ability to maintain or improve its performance.


DEPENDENCE ON OUTSIDE MANUFACTURERS

In 1997, the Company depended upon outside manufacturers for the production of several products which represented approximately 41% of its sales. As the Company transitions to outside manufacturers for its products during the second and third quarters of 1998 pursuant to implementation of its new business strategy, it expects sales of products manufactured by suppliers to account for over 70% of its revenue in 1998. In 1996, the Company was unable to fill orders for key products due to production delays experienced by offshore suppliers of
these products which had a material adverse effect on sales in 1996.   Any delay
in obtaining products in the future would likely have a similar impact. In addition, the lack of availability of any product due to production delays or any other reason could have an adverse impact on the Company's relationship with its dealers and customers. Furthermore, products procured from offshore suppliers require significant advance payment for tooling and nonrecurring engineering expenses. Due to the significance of this investment, it is impractical for the Company to maintain multiple suppliers for a single product. As a result, any delay in obtaining products may result in lost revenues to the Company until such time as a transition to an alternate supplier can be completed. The Company believes that there are a number of possible alternate suppliers that after a several month period could manufacture the Company's sourced product should it be necessary to replace an existing supplier. However, production delays in 1996 demonstrate that any transition to a new supplier can involve delays that may result in decreased sales and added expense.

NEED FOR ADDITIONAL FINANCING

Due to declining sales and continuing losses from operations, the Company has for several months experienced a severe shortfall in operating capital that has forced the Company to seek extended payment terms from most of its suppliers, delay payments to many of its suppliers and other vendors, delay or cancel purchases, substantially reduce marketing and sales efforts and take other steps to conserve operating capital. These steps have had a negative impact on sales. At April 9, 1998, payments to vendors aggregating approximately $1.3 Million were past due. At April 9, 1998, the Company's immediate sources of working capital consisted of cash of approximately $20,000 and available borrowings under a line of credit of approximately $20,000. This facility expires on July 31, 1998, and the lender has notified the Company that it will not renew this line due, in part, to its small size. The Company's current sources of operating capital are not sufficient to fund operations or implement the Company's anticipated new business strategy. Accordingly, its is necessary for the Company to obtain additional operating capital as soon as possible. The report of the Company's independent auditors with respect to the Company's 1997 Consolidated Financial Statements states that the Company's recurring operating losses, accumulated deficit and need for additional financing raise substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements included in this report have been prepared assuming the Company would continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability of assets and liabilities that may result from this uncertainty.

During the last three fiscal years, the Company has incurred aggregate net losses of approximately $9,592,000 or $2.56 per share. There can be no assurance that the Company will generate profits in future periods. The Company's future operating results will be dependent upon a number of factors, particularly those associated with the change-over of its product lines, the implementation of its new business strategy, increased sales and margins, the control of overhead costs, the ability of the Company to successfully identify and respond to emerging trends in the consumer electronics industry, the level of competition and general economic conditions. See "Sales and Marketing" and "Management's Discussion and Analysis or Plan of Operation."

Accordingly, the Company must obtain additional sources of working capital to finance continuing losses and invest in its new business strategy.

The Company is currently in the process of implementing a new business plan which includes new methods of distribution. As the Company implements these methods, revenues from existing channels of distribution may be adversely affected. As part of its new business plan, the Company intends to source all of its products from OEM vendors. Delays in production or delivery of these sourced products may result in lower than anticipated revenues or result in higher than anticipated expense. Any unanticipated increase in expense or decrease in revenue will increase the amount of financing required by the
Company.   Failure to obtain sufficient working capital to satisfy the Company's working capital requirements would force the Company to further curtail or restructure operations, sell assets, continue to seek extended payment terms from its creditors or seek protection under the federal bankruptcy laws.

RISKS OF INTERNATIONAL BUSINESS

As a result of the Company's decision to source substantially all of its products from offshore suppliers, the Company's business will be increasingly subject to the risks generally associated with doing business internationally, such as fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence both the Company's ability to realize an acceptable profit margin on its products and its ability to procure products or components from sources outside of the U.S. In addition, the Company's business will be increasingly subject to the risks associated with the imposition of legislation and regulations relating to imported goods, including quotas, duties or taxes and other charges, restrictions or retaliatory actions on imports to the U.S. and other countries in which the Company's products are manufactured or sold. The Company cannot predict whether the foregoing legislation and regulation will be imposed by the U.S. or other countries, nor can it predict what effect such imposition would have on its business or results of operations. There can be no assurance that the imposition of new trade regulations would not have a negative affect on the Company's profit margins and its ability to return to profitability.

RECENT AND CONTINUED OPERATING LOSSES

During the last three completed fiscal years, the Company has incurred aggregate net losses of approximately $9,592,000 or $2.56 per share. There can be no assurance that it will generate profits in future periods. The Company's future operating results will be dependent upon a number of factors, particularly those associated with the implementation of its new business strategies, the change-over of its product lines, the performance of its suppliers, the success of new channels of distribution, increased sales and margins, the control of overhead costs, the ability of the Company to successfully identify and respond to emerging trends in the consumer electronics industry, the level of competition and general economic conditions. See "Sales and Marketing" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

CONTROL BY PRINCIPAL SHAREHOLDERS AND ANTI-TAKEOVER CONSIDERATIONS

At April 10, 1998, Renwick Capital Management and its affiliates (the "Renwick Group") beneficially owned 1,411,764 shares of Preferred Stock, 979,097 shares of Common Stock and Warrants to acquire 300,000 shares of the Company's Common Stock. See "Recent Developments - Renwick Financing." Currently, two of the Company's four directors are affiliated with the Renwick Group. Although the Renwick Group will not have the ability to control matters requiring shareholder approval, they may have the ability to influence the affairs and management of the Company and the elections of directors. In addition, the Renwick Group and the Company have entered into an agreement which together with its voting power, gives the Renwick Group the ability to (i) elect, or defeat the election of, any of the Company's directors, (ii) amend or prevent amendment of the Company's charter documents, or (iii) effect or prevent a merger, sale of assets or other corporate transaction and the Company's shareholders. This may have the effect of delaying, deferring or preventing a change in control of the Company, and could limit the price that certain investors might be willing to pay in the future for the Common Stock.

CONTINUED INCLUSION ON THE NASDAQ STOCK MARKET

The Company announced its failure to meet Nasdaq's new $5,000,000 minimum public float and $1.00 minimum bid continued listing requirements. Nasdaq has granted the Company until May 28, 1998 to satisfy these requirements. The inability of the Company to comply with these listing requirements likely will result in the delisting of the Company's common stock from Nasdaq. Delisting of the Company's common stock would likely have an adverse effect on the liquidity, trading price and ability to obtain quotations on a timely basis for the common stock the Company's common stock should cease to be listed on Nasdaq, it may continue to be quoted in the OTC Bulletin Board.

CONCENTRATION OF ACCOUNTS; DEPENDENCE UPON RELATIONSHIP WITH CIRCUIT CITY

Late in 1995, the Company entered into a distribution arrangement with Circuit City, one of the largest retailers of consumer electronics in the U.S. Sales to Circuit City were 40% of the Company's revenue in 1997. As of March 27, 1998, Circuit City accounted for 35% of the Company's receivables. Since sales to Circuit City declined during 1997 (except for stocking orders of new Cinema Loudspeaker systems), the Company expects 1998 sales to this customer to decline. Dependence on a single customer for a significant percentage of sales involves a number of risks, including the risk that the Company's inventory of finished goods could increase sharply if Circuit City orders smaller quantities than those anticipated by the Company, or discontinues doing business with the Company. The agreement between the Company and Circuit City may be terminated by either party for any reason upon 30 days advance written notice without penalty. In the event of an unexpected termination of this agreement, the Company many not be able to change its operations quickly enough to respond to a significantly lower level of sales. Also, due to the significant buying power of Circuit City, sales to Circuit City yield a smaller margin than that realized by the Company on sales to most other customers.

ECONOMIC CONDITIONS

The success of the Company's operations depends, to a significant extent, upon factors relating to discretionary consumer spending. These factors include economic conditions such as unemployment levels, business conditions, interest rates and taxation. The Company's business is also sensitive to consumer spending patterns and consumer preferences. There can be no assurances that consumer spending and consumer preferences will not be adversely affected by general social trends and economic conditions, thereby impacting the Company's revenues, sales and product types. If the demand for consumer electronics, in particular mid- to high-end audio entertainment systems, were to decline, the Company's business, financial condition and operating results could be adversely affected.

COMPETITION

The consumer electronics industry is highly competitive. The Company's products compete directly against other mid- to high-end audio entertainment systems and indirectly against other functionally similar products which vary widely in price and quality and which are distributed through a variety of distribution channels, including audio specialty stores, discount stores, department stores and mail order firms. The Company competes against a number of companies, many of which have substantially greater resources than the Company. Such competition could have a material adverse effect on the Company's business, financial condition and operating results. The Company believes that success in the consumer electronics industry depends, in part, on providing consumers with unique technologies and features, and on brand name recognition.


TECHNOLOGICAL AND PRODUCT OBSOLESCENCE

The consumer electronics industry has been characterized in recent years by significant technological changes, frequent new product introductions and declining end-user prices. Current competitors or new market entrants could introduce new or enhanced products with features and/or prices which render the Company's products obsolete or less marketable. The ability of the Company to compete successfully will depend in large measure on its ability to adapt to technological changes and advances in the industry. There can be no assurance that the Company will be able to keep pace with the technological or other competitive demands of the marketplace.

INTERNET SALES

As a result of the Company's lack of operating history with the online commerce market and the emerging nature of such market, the Company is unable to accurately forecast future Web site revenues. Online commerce is a new, rapidly evolving and intensely competitive distribution channel. Furthermore, the barriers to entry are minimal and the Company's current competitors can launch new sites at a relatively low cost. The Company expects to experience fluctuations in sales generated by the Web site due to a variety of factors, many of which are outside the

Company's control. Factors that may adversely affect the Company's operating results include (i) the Company's ability to retain existing customers, attract new customers and maintain customer satisfaction; (ii) the Company's ability to manage inventory and fulfill orders on a timely basis, (iii) the announcement of new sites by the Company's competitors, (iv) the level of traffic on the Company's web site, and (v) technical difficulties, system downtime or Internet brownouts. There can be no assurance that the Company will be able to overcome the difficulties posed by one or more of the foregoing factors and compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

SYSTEM DEVELOPMENT RISKS

A key element of the Company's new business strategy is to generate a significant volume of sales on a newly developed Web site. Accordingly, the satisfactory performance, reliability and availability of the Company's Web site, transaction-processing systems and network infrastructure are critical to the Company's ability to attract and retain new customers. Since revenues depend upon the number of customers who visit and shop on its Web site, any system interruptions that result in the unavailability of the Web site or reduced order fulfillment performance would reduce the amount of product sold in this particular channel of distribution and its attractiveness to the Company's end-users in the long term. Any substantial increase in the volume of traffic on the Web site may require the Company to expand and upgrade its systems and infrastructure. There can be no assurance that the Company will be able to accurately project the rate of use of its Web site, the timing of increases in such use, if any, or its ability to timely respond to such increases.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its approximately 50,000 square foot headquarters and manufacturing facilities located in Woodinville, Washington, a suburb of Seattle. The Company believes that its facilities are adequate but too large for its current operations. As the Company transitions from manufacturing several of its products to purchasing products from OEM vendors, the size of the Company's facility needs will be further reduced.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

                                    PART II

ITEM 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

The common stock of Carver Corporation has traded over the counter on the Nasdaq National Market under the symbol CAVR since its initial public offering on May 9, 1985. The following table sets forth high and low sales prices by quarter as reported by the Nasdaq National Market in 1997 and 1996:

                    FISCAL YEAR 1997           FISCAL YEAR 1996
                    ----------------           ----------------
QUARTER           HIGH           LOW         HIGH            LOW
-------           ----           ---         ----            ---

FIRST           $3 5/16        $1 7/8       $2 1/2         $1 1/4

SECOND           2 1/8          1 2/32       3 3/8          2 1/8

THIRD            2 1/2          1 1/4        3 1/2          2 1/8

FOURTH           2 1/8            3/8        3 1/2          2


HOLDERS

The approximate number of shareholders of record if the Company's Common Stock as of April 9, 1998 was 490.

DIVIDENDS

It has been the Company policy to retain all earnings to fund operations.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements in this report covering future performance, developments, expectations or events, including the discussion of the Company's strategy, product development and introduction plans and various statements concerning the Company's expectations for its growth and for the consumer electronics industry and generation of additional working capital, constitute forward-looking statements that are subject to a number of known or unknown risks, uncertainties and other factors that might cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include the ability of the Company to obtain additional working capital sufficient to meet its working capital requirements, production difficulties or delays due to supply constraints, technical problems, payment delays or other factors; technological changes; the effect of global, national and regional economic conditions; fluctuations in foreign currency exchange rates; reliability of offshore OEM suppliers; changes in the Company's channels of distribution; changes in consumer preferences; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; inventory risks due to shifts in market demand, product obsolescence or other factors; and a number of other risks including those risks and uncertainties described under the caption "Risk Factors" in Part I of this report and those identified by the Company from time to time in other filings with the Commission, press releases and other communications. All forward looking statements contained in this report reflect the Company's expectations at the time of this report, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

That portion of the Company's business involving products manufactured by its offshore suppliers may be influenced by factors affecting imports, such as fluctuations in foreign currency exchange rates as well as the United States and vendor country policies relating to tariffs, trade restrictions and taxation. See "Effects of Inflation and Changes in Foreign Currency Exchange Rates."

DEVELOPMENT OF NEW BUSINESS STRATEGY

As the Company's sales have declined and the Company has experienced a severe shortage in working capital, the Company has determined the need to develop a new business strategy which will enable it to operate with lower overhead. This new business model, which is still under development but which the Company began to implement in the first quarter of 1998, includes the use of a new direct marketing strategy, a reduction in the number of products offered by the Company and the elimination of the Company's manufacturing operations. Under this model, the Company will transition to purchasing all of its products from OEM suppliers. Also, under the direct marketing strategy, the Company will offer its condensed product line directly to consumers in addition to sales through dealers and distributors. The Company's products would be offered for sale to consumers via the Internet at a Company Web site currently under development and through a toll-free number.

Based upon the Company's new business plan and the condensed product line the Company plans to offer, Carver has determined that it is advantageous to source its entire product line offshore from selected and qualified strategic vendor partners. These sourced products will be built to the Company's specifications. To help insure availability of its products, the Company intends to form relationships with vendors from whom the Company has obtained high quality products delivered on a timely basis. See "Description of Business Risk Factors Dependence on Outside Manufacturers" and "Risks of International Business." As the Company continues to restructure its operations to implement its direct sales and sourced product plans, it anticipates that most of its production employees and several other employees will be laid off. The Company plans to hire additional direct marketing personnel.

1997 COMPARED WITH 1996

Net sales for 1997 were $11,015,000, a decrease of 24% from net sales of $14,519,000 for 1996. This decrease is attributable in part to a 10% decrease in sales of separate audio components throughout the industry. In addition, sales of electronics to Circuit City were lower in 1997 than 1996 due, in part, to the size of initial stocking orders in 1996.

These declines were partially offset by sales of a new line of home theater loudspeakers beginning in the third quarter of 1997. Sales were also impacted by a severe short fall in working capital which restricted the Company's marketing and sales efforts and its ability to supply product.

Domestic sales of the Company's consumer products decreased to $9,528,000, a 21% decrease compared to sales of $11,989,000 in 1996. Of the domestic sales, approximately $4,407,000 or 46% were sales made by the Company to Circuit City compared to $5,953,000 or 50% in 1996.

Consumer sales outside of the United States decreased approximately 34% from $1,279,000 to $844,000 in 1997. The Company believes that this decrease was due primarily to soft demand in Asian markets attributable to recessionary conditions.

Approximately 41% of the Company's sales in 1997 were attributable to products that the Company sources offshore compared to 54% for the prior year.

The Company's gross margin decreased from 20% in 1996 to 13% in 1997 due to downward pricing pressure on pro logic electronics as well as costs associated with excess capacity in the Company's factory.

Operating expense decreased in 1997 in comparison to the prior year by 7%, as a result of ongoing cost reduction efforts. These reductions were partially offset by increased research and development investment on new consumer products, as well as, the development of a line of loudspeakers for home theater application.

The Company experienced a gain on the sale of professional products line, due to the collection of the holdback amount plus interest on the purchase price from Phoenix Gold International Inc., of $202,000, an amount which had been previously written down.

Average borrowings were down in 1997 from the same period of 1996 because of the infusion of capital from the sale of the headquarters facility and lower permitted borrowings due to borrowing base limitations. See "--Liquidity and Capital Resources." Accordingly, interest expense decreased approximately $48,000 when compared to 1996.

Net losses for 1997 were $3,232,000 (29% of net sales) or $0.84 per common share. This compares to net losses of $3,203,000 (22% of net sales) or $0.86 per share in 1996.

As the Company's sales have declined and the Company has experienced a severe shortage in working capital, the Company has determined the need to develop a new business strategy which will enable it to operate with lower overhead. This new business model, which is still under development but which the Company began to implement in the first quarter of 1998, includes the use of a new direct marketing strategy, a reduction in the number of products offered by the Company and the elimination of the Company's manufacturing operations. Under this model, the Company will transition to purchasing all of its products from OEM suppliers. Also, the Company will offer its condensed product line directly to consumers in addition to sales through dealers and distributors.

The Company has approximately $19,911,000 of net operating losses that may be utilized to reduce taxable income in future years. These loss carryforwards will expire between the years 2004 and 2012. Management is of the opinion that it is not appropriate to record a benefit for net operating loss carryforwards at this time. If operating results improve, management will reassess its position in this matter.

1996 COMPARED WITH 1995

Net sales for 1996 were $14,519,000, a decrease of 21% from net sales of $18,428,000 for 1995. This decrease is attributable largely to the November 1995 sale of the Company's professional product line and certain related OEM accounts to Phoenix Gold International, Inc. In 1995 net sales included sales of professional products of $4,225,000 and OEM sales of $1,499,000 that in total represented 31% of 1995 net sales. Contracts that represented 95% of the Company's 1995 OEM sales were included in the assets sold with the professional products line.

Domestic sales of the Company's consumer products increased to $11,989,000 or 21% compared to sales of $9,399,000 in 1995. Of the domestic sales, approximately $5,953,000 or 50% were sales made by the Company to Circuit City.

Consumer sales outside of the U.S. decreased approximately 52% from $2,655,000 to $1,279,000 in 1996. The Company believes this is attributable in large part to limited availability of product to sell to its international distributors. Approximately 54% of the Company's sales in 1996 were attributable to products that the Company sources offshore compared to 47% for the same period of the prior year.

The Company's sales of consumer products, although higher in 1996 than in the prior year, were negatively affected by a severe shortfall in working capital. In addition, two of the Company's offshore vendors failed to deliver two new
products on the scheduled delivery dates.   These products often generate
additional sales of other products manufactured by the Company (e.g., amplifiers and loudspeakers). The Company believes these factors had a significant negative impact on the Company's sales during 1996.

The Company's gross margin increased from 18% in 1995 to 20% in 1996.   Sales
during 1996 included $432,000 of sales of professional products to the purchaser of the Company's professional product line pursuant to an agreement entered into at the time of the sale of the line. These sales were at the Company's cost and, therefore, yielded no margin. In addition, approximately $5,953,000 in sales to Circuit City in 1996 were at a lower margin than the Company realizes on its sales to other domestic customers. Despite these factors, the Company experienced improvements in gross margin as it increased its domestic production.

Operating expense decreased in 1996 in comparison to the prior year by 5%, primarily due to the elimination of expenses attributable to the Company's professional products line. This reduction affected selling and research and development. These reductions were partially offset by increased research and development investment on new consumer products, use of consultants as well as
increased field sales support and media advertising.   Research and development
expenses were increased due to the development of loudspeakers for home theater application and to pursue the safety and electrical approvals necessary to sell the Company's products in the European Common Market countries. The Company experienced a loss on the sale of professional products line due primarily to the write-down of the remaining holdback amount on the purchase price from Phoenix Gold International Inc., of $200,000, as well as $225,000 in inventories and $156,000 in trade accounts receivable.

Average borrowings were down in 1996 from the same period of 1995 because of the infusion of capital associated with the Renwick private placement and therefore interest expense decreased approximately $133,000 when compared to 1995.

Net losses for 1996 were $3,203,000 (22% of net sales) or $0.86 per common share. This compares to net losses of $3,157,000 (17% of net sales) or $0.86 per share in 1995.

SEASONALITY

The market for high-fidelity audio/video equipment is somewhat seasonal, with moderately higher sales generally occurring in the last five months of the year. Demand for audio products also exhibits some cyclicality, reflecting the general state of the economy and consumer expectations. The Company's sales in the first six months of 1997 were $4,543,000 compared to $6,472,000 in the last six months of the year. The introduction of new products may affect this seasonality and year-to-year comparisons.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital on December 31, 1997 was $3,140,000, which included cash and short-term investments aggregating approximately $233,000. This compares with working capital of $4,573,000 and cash and short-term investments of $70,000 at December 31, 1996. At April 10, 1998, the Company's immediate capital resources consisted of approximately $20,000 in cash and $25,000 available under the credit facility described below.

The Company's inventory increased $582,000 from December 31, 1996 to December 31, 1997, due in part to the build up of quantities of amplifiers manufactured in the U.S.. The sales of these units were delayed largely due to the lack of availability of the associated preamp/tuner. In addition, inventories increased due to the introduction of the new line of Cinema loudspeakers. Accounts receivable increased $249,000 from the end of 1996 due to higher fourth quarter net sales in 1997.

The Company has an agreement with a financial institution that provides for working capital advances up to $6,000,000, subject to borrowing base limitations tied to 70% of eligible accounts receivable and 50% of eligible inventory. A maximum of $1,000,000 of this line may be used to secure letters of credit (the "Credit Facility"). Advances are collateralized by substantially all of the assets of the Company and bear interest at the prime lending rate plus 2%. The outstanding balance on the line of credit was $2,094,000 and $1,110,000 at December 31, 1997 and 1996, respectively, and approximately $20,000 was available to be borrowed at April 10, 1998. Maximum and average amounts outstanding during the year ended December 31, 1997 were $2,094,000 and $1,007,000, respectively. The weighted average interest rate at December 31, 1997 was 10.5% and the weighted average interest rate during the year, computed monthly, was 10.44%. The Credit Facility expires on July 31, 1998. The lender has notified the Company that it will not renew the Credit Facility. There can be no assurance that the Company can obtain a replacement line of credit when needed on terms that the Company finds acceptable. However, the Company believes that a new line of credit may be secured, if it can obtain agreements from its creditors to payment plans and if financing is secured in the near future.

On April 13, 1998, the Company expects to close an interim financing pursuant to which it will sell 3,000,000 shares of its common stock, par value $0.01 (the "Common Stock") to Renwick Special Situations Fund, L.P (the "Bridge Financing"). The price of the Common Stock is $0.125 per share and the Company expects to receive gross proceeds of $375,000 from the sale of Common Stock. Prior to this financing, the Company requested that The Nasdaq Stock Market ("Nasdaq") waive the shareholder approval requirement of Rule 4460(i)(1) of Nasdaq's Marketplace Rules with respect to the Bridge Financing pursuant to Rule 4460(I)(2) and such request was granted. See "Description of Business Recent Developments Private Placement."

Nasdaq had previously advised the Company that it did not meet Nasdaq's new minimum public float and bid price continued listing requirements, $5,000,000 and $1.00 per share, respectively. The Company has until May 28, 1998 to satisfy these requirements. The inability of the Company to comply with these listing requirements likely will result in the delisting of the Company's common stock
from Nasdaq.   Delisting of the Company's common stock would likely have an adverse effect on the liquidity, trading price and ability to obtain quotations on a timely basis for the common stock. See "Description of Business Recent Developments Noncompliance with Certain Nasdaq Requirements."

On April 16, 1997, the Company sold its headquarters and manufacturing facility in Lynnwood, Washington for $3,100,000 resulting in a gain of $859,000. Net proceeds of $2,808,000 from the sale were used to pay down the bank line of credit and to provide working capital. The Company moved to a smaller, leased facility in Woodinville, Washington in July 1997.

In 1997, the Company purchased $513,000 of capital equipment, of which $204,000 was associated with a new computer system that was implemented in July of 1997. Leasehold improvements of $124,000 were incurred in conjunction with the move to a new leased facility. The remaining expenditures were associated with equipment for engineering and manufacturing. In 1998, the Company expects a decrease in purchases of capital equipment.

The Company believes that its current sources of operating capital are not adequate to fund the Company's operations through the end of 1998. The Company has identified potential financing sources. Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated revenues could accelerate or increase the financing requirements. There can be no assurance that the Company will be able to secure a line of credit to replace the Credit Facility currently in place, or that the Company's
efforts to secure financing will be successful.   The Company's independent
accountants have qualified their opinion with respect to their audit of the Company's 1997 consolidated financial statements as the result of doubts concerning the Company's ability to continue as a going concern in the absence of additional financing. Failure to obtain sufficient additional capital to satisfy the Company's working capital requirements would force the Company to further curtail or restructure operations, sell assets, continue to seek extended payment terms from its creditors or seek protection under the federal bankruptcy laws. See "Description of Business Risk Factors Need for Additional Financing."

EFFECTS OF INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Due to the competitive conditions in the market for consumer electronics, historically the Company has been limited in its ability to increase prices for its products in amounts sufficient to offset increased production and operating costs. The Company intends to continue to monitor costs and its market and adjust prices as appropriate. All sales of the Company's products are in U.S. dollars.

The Company purchases its products manufactured offshore at an agreed per unit price payable in U.S. Dollars. Accordingly, fluctuations in foreign currency rates had no material impact on the Company's gross margin.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                    PAGE
                                                                    ----
Independent Auditors' Report                                         23

Consolidated Balance Sheet as of
December 31, 1997 and 1996                                           24

Consolidated Statement of Operations, Years
Ended December 31, 1997, 1996 and 1995                               25

Consolidated Statement of Shareholders' Equity,
Years Ended December 31, 1997, 1996 and 1995                         26

Consolidated Statement of Cash Flows, Years
Ended December 31, 1997, 1996 and 1995                               27

Notes to Consolidated Financial Statements                           28

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Carver Corporation

We have audited the accompanying consolidated balance sheets of Carver Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant recurring losses from operations and has a net accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moss Adams LLP

Seattle, Washington
February 6, 1998
(except for Note 2, as to
which the date is March 20, 1998).

                       CARVER CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                                  December 31,
                                                                  ------------
                                                        1997                        1996
                                                  ----------------            ---------------
CURRENT ASSETS
 Cash                                              $       228,000             $       65,000
 Marketable securities                                       5,000                      5,000
 Accounts receivable, trade, net                         1,876,000                  1,627,000
 Inventories                                             4,758,000                  4,176,000
 Note receivable and other assets                                                     104,000
 Prepaid expenses                                          221,000                    662,000
                                                  ----------------            ---------------
  Total current assets                                   7,088,000                  6,639,000
                                                  ----------------            ---------------
PROPERTY AND EQUIPMENT
 Land                                                                                 440,000
 Buildings and improvements                                124,000                  2,452,000
 Equipment                                               1,765,000                  2,299,000
                                                  ----------------            ---------------
                                                         1,889,000                  5,191,000
 Less accumulated depreciation                          (1,084,000)                (2,747,000)
                                                  ----------------            ---------------
                                                           805,000                  2,444,000
                                                  ----------------            ---------------
OTHER ASSETS                                               106,000                    141,000
                                                  ----------------            ---------------
 Total assets                                      $     7,999,000             $    9,224,000
                                                  ================            ===============
CURRENT LIABILITIES
 Note payable                                      $     2,094,000             $    1,110,000
 Accounts payable                                        1,134,000                    410,000
 Accrued liabilities
  Commissions                                               77,000                    127,000
  Payroll and related taxes                                350,000                    264,000
  Warranty                                                 135,000                    113,000
  Other                                                    158,000                     42,000
  Total current liabilities                              3,948,000                  2,066,000

COMMITMENTS  (Note 6)

SHAREHOLDERS' EQUITY
 Preferred shares, par value $.01 per share, 2,000,000
  shares authorized, 1,411,764 shares issued
  and outstanding                                           14,000                     14,000
 Common shares, par value $.01 per share, 20,000,000
  shares authorized, 3,971,821 shares issued
  and outstanding                                           40,000                     37,000
 Additional paid-in capital                             19,371,000                 19,006,000
 Accumulated deficit                                   (15,374,000)               (11,899,000)
                                                  ----------------            ---------------
  Total shareholders' equity                             4,051,000                  7,158,000
                                                  ----------------            ---------------

  Total liabilities and shareholders' equity       $     7,999,000             $    9,224,000
                                                  ================            ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                       CARVER CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS





                                                                         Years ended December 31,
                                                        1997                        1996                    1995
                                                  -----------------          ----------------        ---------------
Net sales                                         $     11,015,000           $    14,519,000         $   18,428,000
Cost of sales                                            9,556,000                11,604,000             15,038,000
                                                  -----------------          ----------------        ---------------
   Gross margin                                          1,459,000                 2,915,000              3,390,000
                                                  -----------------          ----------------        ---------------

Operating expenses

 Selling                                                 2,152,000                 2,629,000              3,441,000
 General and administrative                              2,423,000                 2,079,000              1,887,000
 Engineering, research and development                   1,152,000                   711,000                808,000
 Restructuring charges                                                                     -              1,319,000
 Loss (gain) on sale of professional products line        (202,000)                  526,000             (1,208,000)
                                                  -----------------          ----------------        ---------------
   Total operating expenses                              5,525,000                 5,945,000              6,247,000
                                                  -----------------          ----------------        ---------------
   Loss from operations                                 (4,066,000)               (3,030,000)            (2,857,000)
                                                  -----------------          ----------------        ---------------

Other income (expense)
 Interest expense                                         (154,000)                 (202,000)              (335,000)
 Interest income                                             6,000                    50,000                 86,000
 Gain (loss) on disposal of property and equipment               -                     8,000                 (3,000)
 Gain on sale of headquarters facility                     859,000
 Miscellaneous                                             123,000                   (29,000)               (48,000)
                                                  -----------------          ----------------        ---------------
   Total other income (expense)                            834,000                  (173,000)              (300,000)
                                                  -----------------          ----------------        ---------------

Net loss                                          $     (3,232,000)          $    (3,203,000)        $   (3,157,000)
                                                  =================          ================        ===============

Loss per share*                                   $          (0.84)                   ($0.86)                ($0.86)
                                                  =================          ================        ===============

*Earnings per share are calculated on the basis of 3,680,000 shares in 1995, 3,706,000 shares in 1996 and 3,842,000 in 1997.

   The accompanying notes are an integral part of these consolidated financial statements

                       CARVER CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                         Common Shares             Preferred Shares        Additional
                                     -----------------------    ----------------------      Paid-in     Accumulated
                                      Shares        Amount       Shares        Amount       Capital       Deficit         Total
                                     --------      --------     --------      --------     ----------   -----------     ---------
Balance, December 31, 1994           3,678,674      $37,000                                $15,931,000  $ (5,431,000)   $10,537,000
   Issuance of shares                    7,656                                                   9,000                        9,000
   Net loss                                                                                               (3,157,000)    (3,157,000)
                                     ---------      -------     ---------      ------      -----------  ------------    -----------
Balance, December 31, 1995           3,686,330      $37,000                                $15,940,000  $ (8,588,000)   $ 7,389,000
   Issuance of shares                   14,655                  1,411,764      14,000        2,856,000                    2,870,000
   Dividend on preferred shares         37,835                                                 108,000      (108,000)
   Issuance of warrants                                                                        102,000                      102,000
   Net loss                                                                                               (3,203,000)    (3,203,000)
                                     ---------      -------     ---------      ------      -----------  ------------    -----------
Balance, December 31, 1996           3,738,820       37,000     1,411,764      14,000       19,006,000   (11,899,000)     7,158,000
   Issuance of shares                   50,014        1,000                                     77,000                       78,000
   Dividend on preferred shares        182,987        2,000                                    241,000      (243,000)             -
   Issuance of warrants-net                                                                     47,000                       47,000
   Net loss                                                                                               (3,232,000)    (3,232,000)
                                     ---------      -------     ---------      ------      -----------  ------------    -----------
Balance, December 31, 1997           3,971,821       40,000     1,411,764      14,000       19,371,000   (15,374,000)     4,051,000
                                     =========      =======     =========      ======      ===========  ============    ===========

The accompanying notes are an integral part of these consolidated financial statements

                       CARVER CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          1997                       1996                         1995
                                                    ---------------           -----------------           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $   (3,232,000)           $     (3,203,000)           $      (3,157,000)
 Adjustments to reconcile net loss
   to cash flows (used by) from operating activities
 Common shares and warrants issued for services              97,000                      64,000                           --
 Depreciation and amortization                              793,000                     474,000                      300,000
 Loss (Gain) on sale of professional products line         (202,000)                    526,000                   (1,208,000)
 Gain on sale of headquarters facility                     (859,000)                         --                           --
 Restructuring Costs                                                                         --                    1,319,000
 (Gain) Loss on disposal of property and equipment                                       (8,000)                       3,000
 Changes in assets and liabilities
   Accounts receivable, trade, net                         (249,000)                    521,000                    1,526,000
   Inventories                                             (582,000)                   (444,000)                   2,555,000
   Prepaid expenses                                        (100,000)                   (512,000)                     (31,000)
   Other assets                                             (14,000)                     (3,000)                     126,000
   Accounts payable and accrued liabilities                 898,000                    (417,000)                  (1,159,000)
                                                    ---------------           -----------------           ------------------
                                                         (3,450,000)                 (3,002,000)                     274,000
                                                    ---------------           -----------------           ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from repayment of note receivable                 104,000                     992,000                       10,000
 Proceeds from sale of professional products line           202,000                      71,000                    1,632,000
 Acquisition of property and equipment                     (513,000)                   (384,000)                     (44,000)
 Net proceeds from sale of headquarters facility          2,808,000                                                       --
 Proceeds from disposal of property and equipment                                        21,000                        2,000
                                                    ---------------           -----------------           ------------------
                                                          2,601,000                     700,000                    1,600,000
                                                    ---------------           -----------------           ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common shares                                   28,000                      10,000                        9,000
 Issuance of preferred shares                                                         2,898,000                           --
 Increase (Decrease) in note payable, -net                  984,000                    (106,000)                  (1,851,000)
 Repayment of long-term debt                                                           (696,000)                     (20,000)
                                                    ---------------           -----------------           ------------------
                                                          1,012,000                   2,106,000                   (1,862,000)
                                                    ---------------           -----------------           ------------------

INCREASE (DECREASE) IN CASH                                 163,000                    (196,000)                      12,000

CASH
 Beginning of year                                           65,000                     261,000                      249,000
                                                    ---------------           -----------------           ------------------
 End of year                                         $      228,000            $        $65,000            $         261,000
                                                    ===============           =================           ==================



The accompanying notes are an integral part of these consolidated financial statements

                       CARVER CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Carver Corporation and its wholly-owned subsidiary, Carver International, Ltd., a Foreign Sales Corporation (FSC). Significant intercompany transactions are eliminated in consolidation.

     OPERATIONS - The Company is engaged primarily in the development, manufacture and distribution of audio/video entertainment systems. Sales are approximately 92% in the United States and 8% in various foreign nations.

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

     INVENTORIES - Inventories consist of electronic components and audio/video equipment and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

                                                        December 31,
                                                  ------------------------
                                                     1997          1996
                                                  ----------    ----------

     Raw materials and service spare parts        $  249,000    $  484,000
     Work-in-progress                              1,641,000     1,154,000
     Finished products                             2,868,000     2,538,000
                                                  ----------    ----------
                                                  $4,758,000    $4,176,000
                                                  ----------    ----------


     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation for financial reporting purposes is provided using straight-line methods. Estimated useful lives range from three to thirty years.

     LONG-LIVED ASSETS - The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") during 1996. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1997 the Company determined that no impairment loss need be recognized for applicable assets of continuing operations.

     INTANGIBLES - Patents are amortized over the useful lives which range from seven to seventeen years.

     PREPAID TOOLING - Advance payments for tooling associated with new product development are amortized over the estimated life of the product which ranges from one to two years.

                        CARVER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                  (CONTINUED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK BASED COMPENSATION - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The new standard measures compensation cost using a fair value method, which computes compensation cost as the difference between the options' fair value and the option price on the grant date. However, SFAS No. 123 allows companies to continue to measure compensation cost using the intrinsic value method, which computes compensation cost as the difference between a company's stock price and the option price at the grant date. The Company has elected to continue to use the intrinsic value method.

     RESEARCH AND DEVELOPMENT - Costs associated with product research and development are charged to operations when incurred and are included in operating expenses.

     ADVERTISING - The Company expenses the costs of advertising as incurred. Advertising expense in 1997, 1996 and 1995 was $300,000, $452,000, and $777,000,
respectively.

     EARNING PER SHARE - Earnings per share are based on earnings for the period, divided by the weighted average number of shares and common share equivalents outstanding during each year. The earnings per share calculations exclude common share equivalents as the effect would be anti-dilutive. The weighted average number of common shares for purposes of computing earnings per share amounted to 3,842,000, 3,706,000, and 3,680,000 shares for the years ended December 31, 1997, 1996 and 1995, respectively.

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - The Company paid no income tax in 1996 or 1997. The Company paid $154,000, $202,000, and $335,000 for interest in 1997, 1996, and 1995, respectively.

     Non-cash financing activites during 1997 included the issuance of warrants which have been rescinded but were valued at $90,000 and which were reduced by warrants issued in 1996 and cancelled in 1997 that were valued at $43,000. In 1996, warrants were issued that were valued at $102,000. Warrants issued in 1996 included $60,000 closing fee relating to obtaining capital. Additionally, the Company issued a dividend on the Preferred Stock paid in common shares valued at $243,000 and $108,000 and common stock compensation valued at $48,000 and $64,000 in 1997 and 1996 respectively.

     FUTURE ACCOUNTING CHANGES - SFAS Nos. 130, Reporting Comprehensive Income and 131, Disclosures about Segments of an Enterprise and Related Information will be effective for the Company in 1998. The Company does not expect these statements to be material to their financial position or results of operations.

NOTE 2 - MANAGEMENT'S PLAN, FINANCING AND LIQUIDITY

     As shown in the accompanying financial statements, during the last three completed fiscal years, the Company has incurred aggregate net losses of approximately $9,592,000 or $2.56 per share.

     Due to declining sales and continuing losses from operations, the Company has experienced a severe shortfall in operating capital that has forced the Company to seek extended payment terms from most of its suppliers, delay payments to many of its suppliers and other vendors, delay or cancel purchases, substantially reduce marketing and sales efforts and take other steps to conserve operating capital. These steps have had a negative impact on sales. The Company's current sources of operating capital are not sufficient to fund operations through 1998 or implement the Company's anticipated new business strategy. Accordingly, it is necessary for the Company to obtain additional operating capital as soon as possible.

                       CARVER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                  (CONTINUED)

NOTE 2 - MANAGEMENT'S PLAN, FINANCING AND LIQUIDITY (CONTINUED)


     The Company has identified potential financing sources and is pursuing them. Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated revenues could accelerate or increase the financing requirements. There can be no assurance that the Company will be able to secure a line of credit to replace the Credit Facility currently in place which expires July 31, 1998, or that the Company's efforts to secure financing will be successful. Failure to obtain sufficient additional capital to satisfy the Company's working capital requirements would force the Company to further curtail or restructure operations, sell assets, continue to seek extended payment terms from its creditors or seek protection under the federal bankruptcy laws.

     The Company is developing a new business strategy which will enable it to operate with lower overhead. This new business plan, which is still under development but which the Company began to implement in the first quarter of 1998, includes the use of a new direct marketing strategy, a reduction in the number of products offered by the Company and the elimination of the Company's manufacturing operations. Under this plan, the Company will transition to purchasing all of its products from OEM suppliers. Also, under the direct marketing strategy, the Company will offer its condensed product line directly to consumers in addition to sales through dealers and distributors. The Company's products would be offered for sale to consumers via the Internet at a Company Web site currently under development and through a toll-free number. As a result of the Company's lack of operating history with the online commerce market and the emerging nature of such market, the Company is unable to accurately forecast future Web site revenues.

     Based upon the Company's new business plan and the condensed product line the Company plans to offer, Carver has determined that it is advantageous to source its entire product line offshore from selected and qualified strategic vendor partners. As the Company continues to restructure its operations to implement its direct sales and sourced product plans, it anticipates that most of its production employees and several other employees will be laid off. The Company plans to hire additional direct marketing personnel.

     PRIVATE PLACEMENT OF SECURITIES - On April 13, 1998, the Company expects to close an interim financing pursuant to which it will sell 3,000,000 shares of its common stock, par value $0.01 (the "Common Stock") to Renwick Special Situations Fund, L.P (the "Bridge Financing"). The price of the Common Stock is $0.125 per share and the Company will receive gross proceeds of $375,000 from the sale of Common Stock. Prior to completion of this financing, the Company requested that the Nasdaq Stock Market ("Nasdaq") waive the shareholder approval requirement of Rule 4460(i)(1) of Nasdaq's Marketplace Rules with respect to the Bridge Financing pursuant to Rule 4460(i)(2). On March 20, 1998, Nasdaq informed the Company that it had approved the Company's request subject certain conditions, including; (i) approval by the independent members of the Board of Directors of the Company's reliance on this exception, (ii) the Company's notice to all shareholders, not less than ten days before issuance of the Common Stock, of the Company's omission in seeking shareholder approval of the financing, and
(iii) issuance of a press release concerning the circumstances surrounding the waiver request and the terms of the transaction.

                       CARVER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                  (CONTINUED)


NOTE 2 - MANAGEMENT'S PLAN, FINANCING AND LIQUIDITY (CONTINUED)

     NONCOMPLIANCE WITH CERTAIN NASDAQ REQUIREMENTS - Nasdaq had previously advised the Company that it did not meet Nasdaq's new minimum public float and bid price continued listing requirements, of $5,000,000 and $1.00 per share, respectively. The Company has until May 28, 1998 to satisfy these requirements. The inability of the Company to comply with these listing requirements likely will result in the delisting of the Company's common stock from Nasdaq. Delisting of the Company's common stock would likely have an adverse effect on the liquidity, trading price and ability to obtain quotations on a timely basis for the common stock. If the Company's common stock should cease to be listed on Nasdaq, it may continue to be quoted in the OTC Bulletin Board.

     CONVERTIBLE PREFERRED STOCK - Late in the second quarter and during the third quarter of 1996, the Company sold 1,411,764 shares of Series A Cumulative Convertible Preferred Stock ("Preferred Shares") and issued five-year warrants ("Warrants") to acquire up to 300,000 shares of the Company's Common Shares pursuant to a Stock Purchase Agreement (the "Agreement") with Renwick Capital Management, Inc. and certain Renwick affiliates ("Renwick"). The Shares of Preferred Stock and Warrants are convertible into or exercisable for 1,711,764 shares of Common Stock, or approximately 46% of the current shares outstanding.

     The price of the Preferred Shares was $2.125 per share and each Preferred Share is convertible at any time at the option of the holder into one Common Share, subject to certain potential antidultion adjustments. The Preferred Shares are entitled to an 8% compounding annual dividend payable quarterly. In the first and second year, such dividends have been paid with Common Shares.

     The holders of the Preferred Shares are entitled to one vote for each share of Common Shares into which the Preferred Shares are convertible. In addition, the holders of the Preferred Shares are entitled to elect two representatives to the Company's Board of Directors and preference in liquidity. The preferred shareholders may be deemed to have acquired control of the Company, and accordingly, certain actions by the Company require the approval of at least a majority of the preferred shareholders.

     The exercise price of the Warrants is $1.50 per share of Common Shares, if exercised from the date of the initial closing through a date two years from the date of the initial closing, $1.75 for the next year, $2.00 for the next year and $2.125 for the final year, all subject to certain potential antidilution adjustments.

     SHORT-TERM BORROWINGS - The Company has an agreement with a financial institution which provides for working capital advances up to $6,000,000. A maximum of $1,000,000 of this line may be used to secure letters of credit. Funds available under this agreement are restricted, however, to 70% of eligible accounts receivable and 50% of inventories. Advances are collateralized by substantially all assets of the Company and bear interest at the prime lending rate plus 2%. The outstanding balance on the line of credit was $2,094,000 and $1,110,000 at December 31, 1997 and 1996, respectively. In addition, the Company has an $150,000 letter of credit outstanding at December 31, 1997. The agreement expires on July 31, 1998, and the lender has notified the Company that it will not renew the agreement.

     Maximum and average amounts outstanding during the year ended December 31, 1997 were $2,044,000 and $1,007,000, respectively. The weighted average interest rate at December 31, 1997 was 10.5% and the weighted average interest rate during the year, computed monthly, was 10.44%.

                      CARVER CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                  (CONTINUED)


NOTE 3 - ACCOUNTS RECEIVABLE

            Accounts receivable are as follows:

                                                           December 31,
                                                  ------------------------------
                                                     1997                 1996
                                                  ----------          ----------
            Trade Receivables                     $2,142,000          $1,890,000
            Allowance for doubtful accounts         (244,000)           (245,000)
            Allowance for discounts                  (22,000)            (18,000)
                                                  ----------          ----------
                                                  $1,876,000          $1,627,000
                                                  ----------          ----------

NOTE 4 - MAJOR CUSTOMER & EXPORT SALES BY REGION

Operating revenue from a single customer was $4,399,000 and $5,953,000 in 1997 and 1996 respectively. Foreign revenues are denominated in U.S. dollars. Net export sales by geographic area are as follows:

                                                          Years Ended December 31,
                                             ------------------------------------------------
                                                1997              1996                1995
                                             ----------        ----------          ----------
          Western Europe                    $121,000            $  136,000         $1,608,000
          Canada                             313,000               233,000            577,000
          Asia                               306,000               772,000          1,771,000
          Other                              157,000               148,000          1,236,000
                                            --------            ----------         ----------
                                            $897,000            $1,289,000         $5,192,000
                                            --------            ----------         ----------

NOTE 5 - INCOME TAX

     A reconciliation of the income tax benefit to the amounts computed by applying the federal statutory income tax rate to income before income tax is as follows:

                                             1997                             1996                          1996
                                   --------------------------       ------------------------      ----------------------
                                                      % of                          % of                           % of
                                                    Pre-Tax                        Pre-Tax                        Pre-Tax
                                      Amount         Income            Amount      Income            Amount        Income
                                   -----------      ---------       -----------   ----------      -----------    ---------
Income tax benefit                 $(1,099,000)      (34.0)%        $(1,089,000)    (34.0)%       $(1,073,000)    (34.0)%
  at federal statutory rate
FSC income                                                 %                  -          -                  -         - %
Other                                 (227,000)       (6.7)%              1,000          - %          (99,000)     (3.1)%
Change in valuation allowance        1,326,000        40.7 %          1,088,000       34.0 %        1,172,000      37.1 %
                                   -----------      ---------       -----------     --------      ------------    -------
                                   $         -           -          $         -          -        $         -          -
                                   ===========       ========       ===========     ========      ============    =======

                       CARVER CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                  (CONTINUED)

NOTE 5 - INCOME TAX (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                         1997                1996
                                       ---------          -----------
Deferred tax assets                  $ 6,770,000          $ 5,677,000
  Net operating loss                     223,000              205,000
  Other

Deferred tax liabilities
  Accelerated depreciation              (186,000)            (400,000)
  Other                                                        (1,000)
                                     -----------          -----------
  Total computed deferred taxes        6,807,000            5,481,000
  Less valuation allowance            (6,807,000)          (5,481,000)
                                     -----------          -----------
Net deferred taxes                   $        --          $        --
                                     -----------          -----------

     For tax reporting purposes, the Company has approximately $19,911,000 of net operating losses which may be utilized to offset future taxable income. These loss carryforwards expire between the years 2005 and 2011. under FAS 109, the Company is required to recognize the future benefit of its net operating loss carryforwards. The Company has recorded a valuation allowance of 100% of the computed deferred tax assets.

NOTE 6 - COMMITMENTS

The Company leases its office space under an operating lease agreement expiring in January 2000. The Company also leases various office equipment under operating lease agreements. Total rental expense under these leases amounted to $165,360 for the period ended December 31, 1997.

Commitments

  Minimum payments under this lease due in future years are as follows:

Year Ending December 31,
-----------------------------
    1998          $ 299,400
    1999          $ 299,400
    2000          $ 149,700
                 ------------
                  $ 748,500
                 ============

     PURCHASE COMMITMENTS - As of December 31, 1997, the Company has committed to the purchase of approximately $1,732,000 of inventory expected to be received in 1998 from various vendors. Of this amount, the portion denominated in foreign currencies was immaterial.

                       CARVER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                  (CONTINUED)


NOTE 7 - EMPLOYEE BENEFIT & STOCK INCENTIVE PLANS

     WARRANTS - At December 31, 1997, warrants to purchase 420,000 common shares are outstanding at $1.50 per share. These warrants are fully exercisable.

     STOCK BONUS PLAN - In 1995, the Company adopted a stock bonus plan for employees, directors and consultants. The plan allows the Board of Directors to grant shares of authorized, unissued common shares. In 1997 and 1996, 5,750 and 9,510 shares were granted, respectively.

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

The shares issued under this plan and the proceeds received for the three most recent fiscal years are as follows:

                                   Shares   Proceeds
                                   ------   --------

                         1997       2,208     $3,533
                         1996       2,554      4,463
                         1995       2,663      3,500


     PROFIT SHARING PLAN - The Company has a 401 (k) profit sharing plan for the benefit of all full-time employees. Participants may make voluntary contributions while the Company, at its discretion, may make a matching contribution at a rate of $.50 for every $1 of participant contribution up to $1,000 per participant. The Company made no contributions to the Plan in 1997, 1996 or 1995.

     STOCK OPTIONS - The Company's 1995 Stock Option Plan provides for grants to key employees, directors and consultants. There are 660,000 shares authorized for grants of options under the Plan. The Company also has a 1985 Stock Option Plan for employees and a 1985 Stock Option Plan for directors. Under all plans, the Board of Directors determines the option price at the date of grant. Options granted under the plan generally vest between three and four and one half years after grant and expire between five and ten years from the date of grant. At December 31, 1997, 164,948 shares were vested and 285,946 were available for future grants under the plans.

     The Company granted options of 50,000 shares on August 6, 1993 and 50,000 shares on August 26, 1994 to key employees as a condition of employment. These options were canceled in 1998 and replaced with new options of 27,429 shares each. The option price is the fair market value of the underlying common stock on the date of grant. These options were fully vested on the date of grant and have terms of ten years and lapse at the earlier of three years from the date of termination of employment or one year from the date of death or disability, whichever comes first.

                       CARVER CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                  (CONTINUED)



NOTE 7 - EMPLOYEE BENEFIT & STOCK INCENTIVE PLANS (CONTINUED)

The following summary sets forth the activity under the plans in 1997, 1996 and 1995.

                                    1997                              1996                         1995
                         ----------------------------     ----------------------------   ----------------------------
                                           Weighted-                         Weighted-                      Weighted-
                                            Average                           Average                        Average
                                           Exercise                           Exercise                       Exercise
Option Activity             Shares          Price             Shares          Price         Shares           Price
---------------          -------------   ------------     -------------    -----------   ------------     -----------
 Outstanding at
  beginning of year          773,106          2.42            488,864          $2.58        521,614            2.63
 Granted                     559,105          1.47            435,000           2.36        209,500            2.50
 Exercised                   (17,056)         1.45             (2,500)          2.25              -
 Cancelled                  (760,606)         2.42
 Forfeited                  (199,601)         1.52           (148,258)          2.76       (242,250)           2.61
                                                             --------                      --------
 Outstanding at year end     354,948          1.75            773,106           2.42        488,864            2.58
                          ==========                         ========                      ========
 Options exercisable
  at year end                164,948         $1.44            394,985          $2.48        300,114           $2.64
 Weighted average
  fair value of options
  granted during the year      $0.97         $1.47              $1.71          $2.36


                                    Options Outstanding                           Options Exercisable
------------------------------------------------------------------------------------------------------------------
                                 Number        Weighted-Avg.     Weighted-Avg.       Number          Weighted-Avg.
         Range of             Outstanding        Remaining         Exercise        Exercisable         Exercise
     Exercise Prices          at 12/31/97      Contractual Life      Price         at 12/31/97           Price
--------------------------    -------------    ----------------  -------------     ------------      -------------
      $  1.44 -   $  1.44         249,948            9.37             1.44             164,947             1.44
         2.00 -      2.50          75,000            9.37             2.30                   -
         2.50 -      2.50          15,000            9.37             2.50                   -             2.50
------------------------------------------------------------------------------------------------------------------
      $  1.44 -   $  2.63         354,948            9.37             $1.75            164,947            $1.44
------------------------------------------------------------------------------------------------------------------

                       CARVER CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                  (CONTINUED)

NOTE 7 - EMPLOYEE BENEFIT & STOCK INCENTIVE PLANS (CONTINUED)

     SFAS No. 123 requires proforma disclosure of net income as if the fair value method were used. If compensation cost for the Company's 1997 and 1996 grants under stock-based compensation plans were determined under the fail value method, the Company's net loss, net loss applicable to common share owners and net loss per common share for 1997 and 1996 would approximate the proforma amounts below. The fair value of the options granted during 1997 is estimated at $.83 on the date of grant using Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 80%, risk-free interest rate of 6.7%, forfeitures recognized as incurred and an expected life ranging from 5 to 8 years.

                                         1997                        1996
                                 -----------------------    -----------------------
                                 As Reported  Proforma      As Reported  Proforma
                                 ----------- -----------    ----------- -----------
Net loss                           $(3,232)    $(3,561)       $(3,203)    $(3,473)
--------------------------------------------------------------------------------------
Net loss applicable
 to common share owners            $(3,232)    $(3,561)       $(3,203)    $(3,473)
--------------------------------------------------------------------------------------
Net loss per common share          $ (0.84)    $ (0.93)       $ (0.86)    $ (0.94)
--------------------------------------------------------------------------------------

     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

NOTE 8 - RELATED PARTY TRANSACTIONS

     Patents and Royalties - Robert W. and Diana R. Carver, shareholders of Carver Corporation, hold three patents on the Magnetic Field Amplifer technology which has been used in certain Carver products. Pursuant to terms of the license agreement, Carver Corporation pays royalties to Robert W. and Diana R. Carver for each amplifer sold which incorporates the licensed technology. Such royalties amounted to $2,300 in 1997, $9,000 in 1996, and $45,000 in 1995.

NOTE 9 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             (All amounts in thousands except per share amounts)
                                           First            Second          Third            Fourth
                                          Quarter           Quarter         Quarter          Quarter
                                         ---------         ---------       ---------        ---------
Year Ended December 31, 1997
  Revenues                                2,101              2,442            2,511            3,961
  Operating Loss                         (1,145)            (1,260)            (965)            (696)
  Loss before income taxes               (1,081)              (195)            (999)            (957)
  Net Loss                               (1,081)              (195)            (999)            (957)
  Net loss per share                      (0.29)             (0.05)           (0.26)           (0.24)

Year Ended December 31, 1996
  Revenues                              $ 4,348              3,045            4,336            2,790
  Operating Loss                           (376)              (809)             (68)          (1,777)
  Loss before income taxes                 (385)              (971)             (89)          (1,758)
  Net Loss                                 (385)              (971)             (89)          (1,758)
  Net loss per share                      (0.10)             (0.26)           (0.02)           (0.48)


                       CARVER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                  (CONTINUED)


NOTE 10 - FINANCIAL INSTRUMENTS

     CONCENTRATION OF CREDIT RISK - Financial instruments that subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with major financial institutions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has not experienced a history of significant credit-related losses. At December 31, 1997, accounts receivable from one customer was $1,115,000.

     FAIR VALUES -   The following methods and assumptions were used to estimate the value of each class of financial instruments for which it is practical to estimate that value:

     The carrying value for the note payable approximates the fair value due to the current classification of the notes. The carrying value of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these items.


NOTE 11 - RESTRUCTURING CHARGES

     In the fourth quarter of 1995, the Company recorded a restructuring charge of $1,319,000 for costs associated with downsizing of operations associated with the sale of its line of professional products, consolidating facilities, and the disposal, either through sale or abandonment, of certain product lines. The charges include severance costs and write-off of intangible assets and inventories and accrued costs relating to personnel reduction that was completed in 1996.


NOTE 12 - SALE OF PROFESSIONAL PRODUCTS LINE

     On November 20, 1995, the Company sold assets relating to its professional products line for a gain of $1,208,000. The purchase price, net of certain selling expenses, was $1,982,000, in which $350,000 was held back and paid to the Company since the closing date and $209,000 was paid directly to Robert W. and Diana R. Carver in settlement of a royalty dispute.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
          COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

DIRECTORS

Incorporated by reference to the Proposal 1 - Election of Directors, "Nominees," section of the Company's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed by April 30, 1998.

EXECUTIVE OFFICERS

For information concerning the Company's executive officers, reference is made to the information set forth under the caption "Executive Officers of the Registrant" located in Item 1 of this Form 10-KSB.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Incorporated by reference to the Compliance with Section 16 (a) of the Exchange Act section of the Company's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed by April 30, 1998.

ITEM 10.    EXECUTIVE COMPENSATION

Incorporated by reference to the Directors' Compensation and Executive Compensation sections of the Company's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed by April 30, 1998.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Incorporated by reference to the Securities and Principal Holders, Proposal 1 - Elections of Directors, "Nominees," and Executive Compensation, sections of the Company's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed by April 30, 1998.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Certain Transactions section of the Company's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed by April 30, 1998.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K



(a)  REPORTS ON FORM 8-K.  None.


(b)  EXHIBITS AND INDEX OF EXHIBITS.

EXHIBIT INDEX
-------------


Exhibit
-------
Number      See Attachment "Exhibits"
-------
2.1       Asset Purchase and Sale Agreement dated as of December 23, 1992 among
          Carver Corporation, U.S. Sound, Inc., John Lemon and USS Corporation.
          (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated December 23, 1992).

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

3.2       The Company's Eighth Amended and Restated Bylaws dated June 5, 1996.
          (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-
          K for the year ended December 31, 1996).

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

10.9      Form of Authorized Dealer Agreement. (Incorporated by reference to
          Exhibit 10.10 to the Registrant's Form 10-K for the ended December 31,
          1989).

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

10.21 Amendment No.1 to Asset Purchase Agreement dated November 20, 1995 between Phoenix Gold International, Inc. and the Company. (Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated December 5,
       1995).

10.22 License Agreement dated November 20, 1995 between Phoenix Gold International, Inc. and the Company. (Incorporated by reference to Exhibit 2.3. to the Company's Form 8-K dated December 5, 1995.).

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

10.36     Seventeenth Amendment to the Accounts Financing Agreement dated
          January 17, 1997 between Congress Financial Corporation (Northwest) and the Company. (Incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1996).

10.37 First Amendment to Trust Deed, Assignment of Rents, Security Agreement and Fixture Filing dated January 7, 1997 between Congress Financial
          Corporation (Northwest) and the Company. (Incorporated by reference to Exhibit 10.37 to the Company's Form 10-K for the year ended December
          31, 1996).

10.38 Warrant Agreement dated September 30, 1996 between Martin Rutstein and the Company. (Incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).

10.39     Registration Rights Agreement dated September 30, 1996 between Martin
          Rustein and the Company. (Incorporated by reference to Exhibit 10.39 to the Company's Form 10-K for the year ended December 31, 1996).

10.40     Stock Option Agreement dated September 20, 1996 between Stephen M.
          Williams and the Company. (Incorporated by reference to Exhibit 10.40 to the Company's Form 10-K for the year ended December 31, 1996).

10.41     Stock Option Agreement dated September 20, 1996 between Stephen M.
          Williams and the Company. (Incorporated by reference to Exhibit 10.41 to the Company's Form 10-K for the year ended December 31, 1996).

10.42 Stock Option Agreement dated September 20, 1996 between John P. World and the Company. (Incorporated by reference to Exhibit 10.42 to the Company's Form 10-K for the year ended December 31, 1996).

10.43 Stock Option Agreement dated September 20, 1996 between John P. World and the Company. (Incorporated by reference to Exhibit 10.43 to the Company's Form 10-K for the year ended December 31, 1996).

10.44 Stock Option Agreement dated January 15, 1996 between John P. World and the Company. (Incorporated by reference to Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 1996).

10.45 Stock Option Agreement dated March 11, 1995 between John P. World and the Company. (Incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the year ended December 31, 1996).

10.46     Nonqualified Stock Option Agreement dated February 23, 1993 between
          John P. World and the Company. (Incorporated by reference to Exhibit
          10.46 to the Company's Form 10-K for the year ended December 31,
          1996).


10.47   Nonqualified Stock Option Agreement dated March 2, 1992 between John P.
        World and the Company. (Incorporated by reference to Exhibit 10.47 to the Company's Form 10-K for the year ended December 31, 1996).

10.48   First Amendment to the Trust Deed, Assignment of Rents, Security
        Agreement and Fixture Filing dated January 7, 1997 between Congress
        Financial Corporation (Northwest) and the Company. (Incorporated by reference to Exhibit 10.37 to the Company's Form 10-K for the year ended
        December 31, 1996).

10.49 Warrant Agreement dated September 30, 1996 between Martin Rutstein and the Company. (Incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).

21*     Subsidiaries of the Registrant.

23.1*   Consent of Moss Adams.

27*     Financial Data Schedule.


-----------------
*Filed herewith

SIGNATURES

     The Registrant.  In accordance with Section 13 or 15(d) of the Exchange
     --------------
Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodinville, State of Washington, on the 10/th/ day of April, 1998.

                                    CARVER CORPORATION


                                    By:   /s/ John P. World
                                         -------------------------------------
                                         John P. World, Executive Vice President
                                         and General Manager


                               POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints John P. World his attorney-in-fact, with the power of substitution for him, in any and all capacities, to sign any amendments to this report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                               Title                            Date
     ---------                               -----                            ----
/s/ JOHN P. WORLD             Executive Vice President and General        April 10, 1998
-----------------             Manager (Principal Executive Officer)
John P. World

/s/ RAJ A. BHATIA             Director                                    April 10, 1998
-----------------
Raj A. Bhatia

/s/ JAMES R. McCULLOUGH       Director                                    April 10, 1998
-----------------------
James R. McCullough

/s/ BENJAMIN BEN-ATTAR        Director                                    April 10, 1998
----------------------
Benjamin Ben-Attar

/s/ CLIFFORD J. SCHORER, JR.  Director                                    April 10, 1998
----------------------------
Clifford J. Schorer, Jr.

/s/ DEBRA L. GRIFFITH         Vice President of Finance and               April 10, 1998
---------------------         Administration and Chief Financial Officer
Debra L. Griffith             (Principal Financial and Principal
                              Accounting Officer)

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

2.2       Asset Purchase Agreement dated November 19, 1993 between Carver
          Corporation and Bose Corporation. (Incorporated by reference to Exhibit 2.2 to the Registrant's Form 10-K for the year ended December
          31, 1993).

2.3       Series A Preferred Stock Purchase Agreement, dated as of June 12,
          1996, by and among the Company and each of those persons and entities whose names are set forth on Exhibit A thereto (the "Investors").
          (Incorporated by reference Exhibit 2.3 to the Company's Form 8-K dated
          June 12, 1996).

3.1       The Company's Restated Articles of Incorporation filed July 29, 1985.
          (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-
          K for the year ended December 31, 1989).

3.2 The Company's Eighth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1996).

4.1 Warrant Agreement, dated as of June 12, 1996, by and among the Company and Renwick Capital Management, Inc. (Incorporated by reference
          Exhibit 4.1 to the Company's Form 8-K dated June 12, 1996).

4.2 Registration Rights Agreement, dated as of June 12, 1996, by and among the Company and the Investors. (Incorporated by reference Exhibit 4.2 to the Company's Form 8-K dated June 12, 1996).

4.3 Certificate of Designation, as filed with the Secretary of State of the State of Washington on June 12, 1996. (Incorporated by reference
          Exhibit 4.3 to the Company's Form 8-K dated June 12, 1996).

4.4       Form of Series A Cumulative Convertible Preferred Stock Certificate.
          (Incorporated by reference Exhibit 4.4 to the Company's Form 8-K dated
          June 12, 1996).

4.5 Form of Warrant Certificate evidencing the right to acquire shares of the Company's Common Stock. (Incorporated by reference Exhibit 4.1 to the Company's Form 8-K dated June 12, 1996).

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

                                                                                         PAGE IN
                                                                                          THIS
                                                                                         REPORT
10.3      The Company's Amended 1985 Non-Qualified Stock Option Plan.
          (Incorporated by reference to Exhibit 10.2 to the Registrant's
          Registration Statement on Form S-8, No. 33-31344).

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

10.7      Severance Agreement dated as of September 22, 1993 between Thomas C.
          Graham and the Company. (Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1993).

10.8 Stock Option Agreement dated August 6, 1993 between Robert A. Fulton and the Company. (Incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1993).

10.9      Form of Authorized Dealer Agreement. (Incorporated by reference to
          Exhibit 10.11 to the Company's Form 10-K for the year ended  December
          31, 1989).

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

                                                                                         PAGE IN
                                                                                          THIS
                                                                                         REPORT
10.14     Employment Agreement dated August 26, 1994 between Stephen M. Williams and the Company. (Incorporated by reference to Exhibit 10.22 to the
          Company's Form 10-K for the year ended December 31, 1994.)

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

10.22     License Agreement dated November 20, 1995 between Phoenix Gold
          International, Inc. and the Company. (Incorporated by reference to Exhibit 2.3. to the Company's Form 8-K dated December 5, 1995.)

10.23     Tenth Amendment to the Accounts Financing Agreement dated November 20,
          1995 between Congress Financial Corporation (Western) and the Company.
          (Incorporated by reference to Exhibit 10.31 to the Company's Form 10K for year ended December 31, 1995.)

10.24     Eleventh Amendment to the Accounts Financing Agreement dated January
          15, 1996 between Congress Financial Corporation (Western) and the
          Company. (Incorporated by reference to Exhibit 10.32 to the Company's
          Form 10K for year ended December 31, 1995.)

10.25     Twelfth Amendment to the Accounts Financing Agreement dated February
          26, 1996 between Congress Financial Corporation (Western) and the
          Company. (Incorporated by reference to Exhibit 10.33 to the Company's
          Form 10K for year ended December 31, 1995.)

                                                                                         PAGE IN
                                                                                          THIS
                                                                                         REPORT
10.26     Employment Agreement dated January 2, 1996 between Stephen M. Williams and the Company. (Incorporated by reference to Exhibit 10.34 to the
          Company's Form 10K for year ended December 31, 1995.).

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

10.36     Seventeenth Amendment to the Accounts Financing Agreement dated
          January 17, 1997 between Congress Financial Corporation (Northwest) and the Company. (Incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1996).

                                                                                         PAGE IN
                                                                                          THIS
                                                                                         REPORT
10.37     First Amendment to Trust Deed, Assignment of Rents, Security Agreement
          and Fixture Filing dated January 7, 1997 between Congress Financial
          Corporation (Northwest) and the Company. (Incorporated by reference to
          Exhibit 10.37 to the Company's Form 10-K for the year ended December
          31, 1996).

10.38 Warrant Agreement dated September 30, 1996 between Martin Rutstein and the Company. (Incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).

10.39     Registration Rights Agreement dated September 30, 1996 between Martin
          Rustein and the Company. (Incorporated by reference to Exhibit 10.39 to the Company's Form 10-K for the year ended December 31, 1996).

10.40     Stock Option Agreement dated September 20, 1996 between Stephen M.
          Williams and the Company. (Incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1996).

10.41     Stock Option Agreement dated September 20, 1996 between Stephen M.
          Williams and the Company. (Incorporated by reference to Exhibit 10.41 to the Company's Form 10-K for the year ended December 31, 1996).

10.42 Stock Option Agreement dated September 20, 1996 between John P. World and the Company. (Incorporated by reference to Exhibit 10.42 to the Company's Form 10-K for the year ended December 31, 1996).

10.43 Stock Option Agreement dated September 20, 1996 between John P. World and the Company. (Incorporated by reference to Exhibit 10.43 to the Company's Form 10-K for the year ended December 31, 1996).

10.44 Stock Option Agreement dated January 15, 1996 between John P. World and the Company. (Incorporated by reference to Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 1996).

10.45 Stock Option Agreement dated March 11, 1995 between John P. World and the Company. (Incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the year ended December 31, 1996).

10.46     Nonqualified Stock Option Agreement dated February 23, 1993 between
          John P. World and the Company. (Incorporated by reference to Exhibit
          10.46 to the Company's Form 10-K for the year ended December 31,
          1996).

10.47     Nonqualified Stock Option Agreement dated March 2, 1992 between John
          P. World and the Company. (Incorporated by reference to Exhibit 10.47 to the Company's Form 10-K for the year ended December 31, 1996).

10.48     First Amendment to the Trust Deed, Assignment of Rents, Security
          Agreement and Fixture Filing dated January 7, 1997 between Congress
          Financial Corporation (Northwest) and the Company. (Incorporated by reference to Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996).

10.49 Warrant Agreement dated September 30, 1996 between Martin Rutstein and the Company. (Incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996).

                                                                     PAGE IN
                                                                      THIS
                                                                     REPORT
21*       Subsidiaries of the Registrant.                             52

23.1*     Consent of Moss Adams.                                      53

27*       Financial Data Schedule.                                    54

-----------------
*Filed herewith