Form 10KSB/A
period 1997-12-31
CARVER CORP
filed 1998-04-30
CIK 766177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO
     __________________________________


                        Commission file number 0-14482
                                               -------

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

                                (425) 482-3400
                                --------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to              Common Stock, $.01 par value
Section 12(g) of the Act:                      ----------------------------
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

     The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price for the registrant's Common Stock, as reported by the National Association of Securities Dealers' Automated Quotation National Market System on April 29, 1998 was $1,752,554.

     Number of shares of Common Stock of the Registrant outstanding as of April 29, 1998: 4,673,476 shares.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                   ---    ---

                                    PART III

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
        COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

DIRECTORS

The Company's Board of Directors currently consists of four directors. Holders of the Preferred Stock are entitled as a class to elect two directors (the "Series A Directors"). Raj K. Bhatia and James R. McCullough currently serve as the Series A Directors. The remaining directors of the Company are elected by the holders of the Common and Preferred Stock.

The table below lists the names and ages of the directors and the amount and nature of the beneficial ownership of the Company's voting securities of the directors, the executives named in the Summary Compensation Table, and all directors and executive officers as a group, all as of April 29, 1998. Except as noted in the table, each such person has sole voting and investment powers with respect to the shares shown.

 TITLE OF                                                                 AMOUNT AND
OUTSTANDING                                                               NATURE OF     PERCENT OF
  CLASS                         NAME                          AGE         OWNERSHIP     CLASS (1)
-----------  -------------------------------------------   ----------    ------------  ------------

PREFERRED STOCK

              Renwick Alpha Fund L.P. (2)                                 1,411,764(2)       100
              Renwick Special Situations Fund, L.P. (2)

COMMON STOCK

              Benjamin Ben-Attar                               28           146,000(3)       3.1

              Raj. K. Bhatia                                   32           409,072(4)       8.8

              Debra L. Griffith                                39            20,018(5)       --

              James R. McCullough                              30           410,594(6)       8.8

              Clifford J. Schorer, Jr.                         54            71,000(7)       1.5

              Stephen M. Williams                              48            34,329(8)       --

              John P. World                                    51            92,978(9)       2.0

                    All current directors
                    and executive officers
                    as a group (6 persons)                                  576,744(10)     15.4
-------------------------

(1) This table is based upon information supplied by directors, officers and principal shareholders. Percentage of ownership is based on 4,673,476 shares of Common Stock outstanding as of April 29, 1998, which does not include such shares of Common Stock expected to be sold to Renwick Special Situations Fund, L.P. See Item 12, Certain Relationships and Related Transactions. Beneficial ownership is determined in accordance with the Rules of the Securities and Exchange Commission (the "Commission"), and includes voting and investment power with respect to the shares of Preferred Stock or Common Stock. Shares of Common Stock subject to options, or warrants, which are exercisable currently or within 60 days of April 29, 1998 are deemed outstanding when computing the percentage of the person holding such options or warrants, but are not deemed outstanding when computing the percentage of any other person.

(2) Shares of Preferred Stock are convertible into shares of Common Stock at any time at the option of the holder on a one for one basis, subject to potential antidilution adjustment. Messrs. Bhatia and McCullough, both directors of the Company, are the Co-Presidents, sole directors and only shareholders of Renwick Capital Management, Inc. ("Renwick") and the sole general partners of Renwick Alpha Fund, L.P. ("RAF") and Renwick Special Situations Fund, L.P. ("RSSF"). Renwick holds currently exercisable warrants to purchase 250,000 shares of Common Stock. Both RAF and RSSF are private investment limited partnerships.
As the sole general partners of RAF and RSSF and the sole executive officers of Renwick, Messrs. Bhatia and McCullough may be deemed to have shared voting and investment power over the shares of Preferred Stock and Common Stock beneficially owned by Renwick, RAF and RSSF. RAF beneficially owns directly 309,220 shares of Common Stock and 470,588 shares of Preferred Stock and RSSF beneficially owns directly 250,516 shares of Common Stock and 941,176 shares of Preferred Stock. RAF disclaims beneficial ownership of any shares held by Renwick, RSSF and Messrs. Bhatia and McCullough. RSSF disclaims beneficial ownership of any shares held by Renwick, RAF and Messrs. Bhatia and McCullough.

(3) Includes 140,000 shares of unregistered shares of the Company's Common Stock of which 105,000 shares are subject to forfeiture. Also includes 1,000 shares of Common Stock subject to options exercisable within 60 days of April 29, 1998.

(4) Mr. Raj K. Bhatia, a director of the Company, has sole voting and investment power with respect to 159,072 shares of Common Stock. Includes 140,000 shares of unregistered shares of the Company's Common Stock of which 105,000 shares are subject to forfeiture. Includes 2,113 shares of Common Stock subject to options exercisable within 60 days of April 29, 1998. Also includes 250,000 shares of Common Stock issuable upon exercise of currently exercisable warrants to purchase shares of Common Stock beneficially owned by Renwick with respect to which Mr. Bhatia shares voting and investment power. Does not include an aggregate of 1,411,764 shares of Preferred Stock and 559,736 shares of Common Stock held by RAF and RSSF as to which Mr. Bhatia shares voting and investment power with Mr. McCullough. See footnote (2) above.

(5) Represents shares of Common Stock subject to options exercisable within 60 days of April 29, 1998.

(6) Mr. James McCullough, a director of the Company, has sole voting and investment power with respect to 159,794 shares of Common Stock. Includes 140,000 shares of unregistered shares of the Company's Common Stock of which 105,000 shares are subject to forfeiture. Includes 2,113 shares of Common Stock subject to options exercisable within 60 days of April 29, 1998. Also includes 250,000 shares of Common Stock issuable upon exercise of currently exercisable warrants to purchase shares of Common Stock beneficially owned by Renwick with respect to which Mr. McCullough shares voting and investment power. Does not include an aggregate of 1,411,764 shares of Preferred Stock and 559,736 shares of Common Stock held by RAF and RSSF as to which Mr. McCullough shares voting and investment power with Mr. Bhatia. See footnote (2) above.

(7) Includes 70,000 shares of unregistered shares of the Company's Common Stock of which 52,500 shares are subject to forfeiture. Includes 1,000 shares of Common Stock subject to options exercisable within 60 days of April 29, 1998.

(8) Includes options to purchase 27,429 shares granted by the Company exercisable within 60 days of April 29, 1998.

(9) Includes options to purchase 83,525 shares granted by the Company exercisable within 60 days as of April 29, 1998.

(10) Includes (i) 286,855 shares of Common Stock subject to options exercisable within 60 days of April 29, 1998 and (ii) 250,000 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock which are currently exercisable. Does not include an aggregate of 1,411,764 shares of Preferred Stock and 559,736 shares of Common Stock held by RAF and RSSF as to which Messrs. Bhatia and McCullough share voting and investment power. See footnote (2) above.

Benjamin Ben-Attar has been a director of the Company since March 1998.  Mr.
Ben-

Attar, who resides in New York, has worked for BNY Capital Markets, Inc., a
subsidiary of The Bank of New York, since 1996.   Mr. Ben-Attar has focused on
middle market mergers and acquisitions, private placements and leveraged finance. Mr. Ben-Attar also has experience in the structuring of senior credit facilities.

Raj K. Bhatia has been a director of the Company since June 1996. Mr. Bhatia is a Co-founder of Renwick and has been its Co-President since January 1995. Mr. Bhatia is the Managing Partner of RAF. From January 1994 through December 1994 Mr. Bhatia was enrolled at Columbia University Graduate School of Business.
From January 1990 to January 1994, Mr. Bhatia was employed by Trading Technologies Corporation, which develops and markets proprietary software systems for top-tier investment banking firms.

James R. McCullough has been a director of the Company since June 1996. Mr. McCullough is a co-founder of Renwick and has been its Co-President since January 1995. From January 1994 through December 1994 Mr. McCullough was enrolled at Columbia University Graduate School of Business where he received his M.B.A. Mr. McCullough is the Managing Partner of RSSF. From January 1992 to January 1994, Mr. McCullough was an Associate with Fiduciary Partners, L.P., a fund of hedge funds investing in institutional equity managers. Mr. McCullough was a manager of the Martlet Investment Fund, a Delaware Trust investing in convertible debt special situations from January 1991 to January 1992.

Clifford J. Schorer, Jr. has been a director of the Company since April 1998. For the past twenty five years, Mr. Schorer, Jr. has been engaged in creating and developing various entrepreneurial businesses. He is a Professor in the Columbia University Executive Education Department and an Adjunct Professor at the Columbia University Graduate School of Business. As a consultant, Mr. Schorer, Jr. works with a diverse group of clients including Lucent technologies, Con Edison, AT&T, Brooklyn Union Gas, Glaxo Welcome Pharmaceutical, Spectrum Management, Isolyzer and others.


EXECUTIVE OFFICERS

For information concerning the Company's executive officers, reference is made to the information set forth under the caption "Executive Officers of the Registrant" located in Item 1 of this Form 10-KSB.


SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities and Exchange Act of 1934, as amended, all such Forms were filed on a timely basis, except for the late filings of Forms 4 by Raj K. Bhatia , James R. McCullough, Renwick Alpha fund, L.P. and Renwick Special Situations Fund, L.P. for acquisitions of the Company's voting securities in the months of February, April, May, August, November and December 1997.


ITEM 10  EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

Employee directors receive no additional compensation for service on the Board of Directors or its committees. Each director who is not an employee of the Company receives an annual fee of $35,000, payable in shares of authorized, but unissued, Common Stock (the "Directors' Stock") which is valued at the market price (closing bid price) on the date of election of each new director or March 1 of each calendar year. The Directors' Stock is subject to forfeiture in quarterly increments of twenty five percent so that until June 1 of each year, or a date three months from the election of a new director, seventy five percent (75%) of the Directors' Stock is subject to forfeiture; until September 1 of each year, or a date six months from the election of a new director, fifty percent (50%) is subject to forfeiture; and until December 1 of each year, or a date nine months from the election of a new director, twenty five percent (25%) is subject to forfeiture. On the last day of February of each year or a date twelve months from the election of a new director, the Directors' Stock is no longer subject to the forfeiture provision. The conditions which cause the forfeiture of the Directors' Stock are the resignation, removal or non re-election of a director. The Directors' Stock is restricted and has not been registered with the SEC.

The Company's 1995 Stock Option Plan (the "Option Plan") provides for the grant of an option to purchase 2,500 shares of the Company's Common Stock to each non-employee director upon his or her initial election to the Board and again annually thereafter as of the first Wednesday of May for those non-employee directors who served in that capacity as of December 31 of the immediately preceding year (the "Date of Grant"). Options granted to non-employee directors under the Option Plan vest as follows: 40% on the Date of Grant; 30% on the first anniversary of the Date of Grant; 30% on the second anniversary of the Date of Grant. Options granted to non-employee directors under the Option Plan, which have not been exercised terminate upon the first to occur of the following: Ten years after the Date of Grant; 90 days from the date of optionee's termination as a Director of the Company for any reason other than death or disability, as defined in the Option Plan; or one year from the date of death of the optionee or the cessation of optionee's service by reason of disability. The Option Plan further provides that vesting of options outstanding upon the occurrence of the following conditions (an "Eligible Option") (such conditions referred to as "Acceleration Events") shall become immediately vested and fully exercisable for the periods indicated (each such exercise period referred to as an "Acceleration Window"): For a period of 45 days beginning on the day on which any Person together with all Affiliates and Associates (as such terms are defined in the Option Plan) of such Person shall become the Beneficial Owner (as defined in the Option Plan) of 25% or more of the shares of Common Stock then outstanding, but shall not include the Company, any subsidiary of the Company, any employee benefit plan of the Company or of any subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such employee benefit plan; beginning on the date that a tender or exchange offer for Common Stock by any Person (other than the Company, any subsidiary of the Company, any employee benefit plan of the Company or of any subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such employee benefit plan) is first published or sent or given within the meaning of Rule 14d-2 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and continuing so long as such offer remains open (including any extensions or renewals of such offer), unless by the terms of such offer the offeror, upon consummation thereof, would be the Beneficial Owner of less than 30% of the shares of Common Stock then outstanding; for a period of 20 days beginning on the day on which the shareholders of the Company (or, if later, approval by the shareholders of any Person) duly approve any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the outstanding shares of Common Stock into securities of any Person, or cash, or property, or a combination of any of the foregoing; or for a period of 20 days beginning on the day on which, at any meeting of the shareholders of the Company involving a contest for the election of directors, individuals constituting a majority of the Board of Directors who were not the Board of Director's nominees for election immediately prior to the meeting are elected; provided, however, that with respect to the Accelerating Events, such accelerated vesting shall not occur if the event that would otherwise trigger the accelerated vesting of Eligible Options has received the prior approval of a majority of all of the directors of the Company, excluding for such purposes the votes of directors who are directors or officers of, or have a material financial interest in any Person (other than the Company) who is a party to the Accelerating Event which otherwise would trigger acceleration of vesting.

EXECUTIVE COMPENSATION

The following table shows compensation paid by the Company for services rendered during the fiscal years ended December 31, 1997, 1996, and 1995, respectively, to each person who was Chief Executive Officer during fiscal year 1997 and the other executive officers whose salaries and bonuses exceeded $100,000 in 1997.


                       SUMMARY ANNUAL COMPENSATION TABLE

                                                        LONG-TERM
                                                       COMPENSATION
                                                       ------------
                         ANNUAL COMPENSATION              AWARDS
                         -------------------            ----------
                                                        NUMBER OF
                                                        SECURITIES
NAME AND                                                UNDERLYING      ALL OTHER
PRINCIPAL POSITION        YEAR    SALARY($)   BONUS($)  OPTIONS(#)   COMPENSATION($)
-----------------------  ------   ---------   --------  ----------   ---------------

Stephen M. Williams       1997    165,212(1)   40,000    135,158(2)       598(3)
President & CEO           1996    172,800           0    152,000          775(3)
                          1995    144,000      30,000     25,000          741(3)

John P. World             1997    119,260           0    109,238(4)       629(3)
Ex. V. Pres. &            1996    110,000           0     90,000          618(3)
General Manager           1995     86,400           0     25,000          516(3)

Debra L. Griffith         1997    108,850           0     30,026          826(3)
V. Pres. of Finance &     1996     49,000()         0     30,000          292(3)
Admin. and CFO            1995          0           0          0            0
-----------------------

(1) Mr. Williams resigned as President and CEO effective November 1997 but received severance payments to February 15, 1998 at the rate of his annual salary of $123,900.

(2) Includes an option to purchase 135,158 shares of Common Stock (the "New Options") granted on May 12, 1997 pursuant to an Option Substitution Plan under which Mr. Williams surrendered out-of-the money options to purchase 154,500 shares of Common Stock. The New Options were granted under the Option Plan. The options expire on the earlier of (i) ten years from the date of grant, (ii) the expiration of ninety days following the date of the termination of Mr. Williams' employment, or (iii) one year from the date of death or disability of the optionee. Shares may be acquired under the Option Plan by delivery of the exercise price in cash or surrender of previously held shares. Upon an Acceleration Event (as defined above), these options become immediately exercisable. All of the options granted to Mr. Williams in 1997 expired on February 17, 1998, ninety days following the date of the termination of Mr. William's employment.

(3)  Represents Company paid term life insurance premiums.

(4) Includes an opton to purchase 15,000 shares of Common Stock granted on June 13, 1997 under the Company's Option Plan which vest in the event the Company consummates a sale or exchange of substantially all of its assets or shares of stock or a merger in which control of the Company is acquired by a third party. The exercise price of these options is $2.50 per share. Also includes an option to purchase 15,000 shares of Common Stock granted on June 13, 1997 under the Option Plan which vest in three equal annual installments beginning on June 13, 1997. Includes an option to purchase 79,238 shares of Common Stock (the "New Options") granted on May 12, 1997 pursuant to an Option Substitution Plan under which Mr. World surrendered out-of-the money options to purchase 130,021 shares of Common Stock. The New Options were granted under the Option Plan. The options expire on the earlier of (i) ten years from the date of grant, (ii) the expiration of ninety days following the date of the termination of Mr. World's employment, or (iii) one year from the date of death or disability of the optionee. Shares may be acquired under the Option Plan by delivery of the exercise price in cash or surrender of previously held shares. Upon an Acceleration Event (as defined above), these options become immediately exercisable.

(5) Includes an option to purchase 15,026 shares of Common Stock (the "New Options") granted on May 12, 1997 pursuant to an Option Substitution Plan under which Ms. Griffith surrendered out-of-the money options to purchase 30,000 shares of Common Stock. The New Options were granted under the Option Plan. Also includes an option to purchase 15,000 shares of Common Stock granted on June 13, 1997 under the Option Plan which vest in three equal annual installments beginning on June 13, 1997. The options expire on the earlier of (i) ten years from the date of grant, (ii) the expiration of ninety days following the date of the termination of Ms. Griffith's employment, or (iii) one year from the date of death or disability of the optionee. Shares may be acquired under the Option Plan by delivery of the exercise price in cash or surrender of previously held shares. Upon an Acceleration Event (as defined above), these options become immediately exercisable.

The following table summarizes the number and terms of stock options granted in 1997 to the persons named in the Summary Compensation Table. Options were granted without tandem SARs.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS
                       -----------------------------------------------------
                        NUMBER OF     % OF TOTAL
                       SECURITIES       OPTIONS
                       UNDERLYING     GRANTED TO
                        OPTIONS       EMPLOYEES IN   EXERCISE      EXPIRATION
Name                   GRANTED #      FISCAL YEAR   PRICE ($/SH)      DATE
---------------------  ----------     ----------   -------------   ---------
Stephen M. Williams     135,158(1)        32.5%         $1.44       5/12/07
President & CEO

John P. World            79,238(2)        19.0%         $1.44       5/12/07
Ex. V.Pres &             15,000(3)         3.6%         $1.44       6/13/07
   Gen. Mgr.             15,000(4)         3.6%         $2.50       6/13/07

Debra L. Griffith        15,026(5)         3.6%         $1.44       5/12/07
V. Pres. of Finance      15,000(6)         3.6%         $1.44       6/13/07
   & Admin. and CFO

___________

(1) Includes an option to purchase 135,158 shares of Common Stock (the "New Options") granted on May 12, 1997 pursuant to an Option Substitution Plan under which Mr. Williams surrendered out-of-the money options to purchase 154,500 shares of Common Stock. The New Options were granted under the Option Plan. The options expire on the earlier of (i) ten years from the date of grant, (ii) the expiration of ninety days following the date of the termination of Mr. Williams' employment, or (iii) one year from the date of death or disability of the optionee. Shares may be acquired under the Option Plan by delivery of the exercise price in cash or surrender of previously held shares. Upon an Acceleration Event (as defined above), these options become immediately exercisable. All of the options granted to Mr. Williams in 1997 expired on February 17, 1998, ninety days following the date of the termination of Mr. William's employment.

(2) Represents an option to purchase 79,238 shares of Common Stock (the "New Options") granted on May 12, 1997 pursuant to an Option Substitution Plan under which Mr. World surrendered out-of-the money options to purchase 130,021 shares of Common Stock. The New Options were granted under the Option Plan. The options expire on the earlier of (i) ten years from the date of grant, (ii) the expiration of ninety days following the date of the termination of Mr. World's employment, or (iii) one year from the date of death or disability of the optionee. Shares may be acquired under the Option Plan by delivery of the exercise price in cash or surrender of previously held shares. Upon an Acceleration Event (as defined above), these options become immediately exercisable.

(3) Represents an option to purchase 15,000 shares of Common Stock granted on June 13, 1997 under the Option Plan which vest in three equal annual installments beginning on June 13, 1997. The options expire on the earlier of
(i) ten years from the date of grant, (ii) the expiration of ninety days following the date of the termination of Mr. World's employment, or (iii) one year from the date of death or disability of the optionee. Shares may be acquired under the Option Plan by delivery of the exercise price in cash or surrender of previously held shares. Upon an Acceleration Event (as defined above), these options become immediately exercisable.

(4) Represents an option to purchase 15,000 shares of Common Stock granted on June 13, 1997 under the Company's Option Plan which vest in the event the Company consummates a sale or exchange of substantially all of its assets or shares of stock or a merger in which control of the Company is acquired by a third party. The exercise price of these options is $2.50 per share. The options expire on the earlier of (i) ten years from the date of grant, (ii) the expiration of ninety days following the date of the termination of Mr. World's employment, or (iii) one year from the date of death or disability of the optionee. Shares may be acquired under the Option Plan by delivery of the exercise price in cash or surrender of previously held shares. Upon an Acceleration Event (as defined above), these options become immediately exercisable.

(5) Represents an option to purchase 15,026 shares of Common Stock (the "New Options") granted on May 12, 1997 pursuant to an Option Substitution Plan under which Ms. Griffith surrendered out-of-the money options to purchase 30,000 shares of Common Stock. The New Options were granted under the Option Plan. The options expire on the earlier of (i) ten years from the date of grant, (ii) the expiration of ninety days following the date of the termination of Ms. Griffith's employment, or (iii) one year from the date of death or disability of the optionee. Shares may be acquired under the Option Plan by delivery of the exercise price in cash or surrender of previously held shares. Upon an Acceleration Event (as defined above), these options become immediately exercisable.

(6) Represents an option to purchase 15,000 shares of Common Stock granted on June 13, 1997 under the Option Plan which vest in three equal annual installments beginning on June 13, 1997. The options expire on the earlier of
(i) ten years from the date of grant, (ii) the expiration of ninety days following the date of the termination of Ms. Griffith's employment, or (iii) one year from the date of death or disability of the optionee. Shares may be acquired under the Option Plan by delivery of the exercise price in cash or surrender of previously held shares. Upon an Acceleration Event (as defined above), these options become immediately exercisable.

The following table provides information with respect to option exercises during the year ended December 31, 1997 by the persons named in the Summary Compensation Table and the number and value of unexercised options held at December 31, 1997.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTION VALUES

                                                  NUMBER OF            VALUE OF
                                              SECURITIES UNDER-       UNEXERCISED
                         SHARES               LYING UNEXERCISED      IN-THE MONEY
                        ACQUIRED                  OPTIONS AT          OPTIONS AT
                           ON        VALUE         FY-END(#)           FY-END($)
                        EXERCISE   REALIZED      EXERCISABLE/        EXERCISABLE/
Name                       (#)        ($)       UNEXERCISABLE      UNEXERCISABLE(1)
----------------------  ---------  ---------  ------------------  -------------------

Stephen M. Williams,         0        N/A         96,849/38,309        $0.00/$0.00
President & CEO

John P. World,               0        N/A         68,525/25,713        $0.00/$0.00
Ex. V. Pres. &
     Gen. Mgr.

Debra L. Griffith            0        N/A         20,018/10,008        $0.00/$0.00
------------------------

(1) Calculation based on the closing price of the Company's Common Stock on December 31, 1997 less the exercise price, multiplied by the number of in-the-money options held. There can be no assurance that if and when these options are exercised they will have this value.

OPTION SUBSTITUTION PLAN

On May 12, 1997, the Board adopted an Option Substitution Plan whereby all the holders of all outstanding options were offered an opportunity to surrender their existing options for new options to be issued from the Option Plan. The old options ranged in exercise price from $1.50 to $2.88 per share. The number of new options issued at the current market price on May 12, 1997 of $1.44 per share was equal to the number of old option shares multiplied by the ratio of
1.44 to the exercise price of the old option. Vesting schedules of the new options were the same as the vesting schedules of the old surrendered options. The Board adopted the Option Substitution Plan to provide an incentive to the Company's chief executive officer and other officers and employees of the Company to pursue and realize goals and plans which, if successful, would build shareholder value.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The only voting securities of the Company are shares of: (1) common stock, par value $.01 per share (the "Common Stock"), each of which is entitled to one vote; and (2) Series A cumulative convertible preferred stock, par value $.01, (the "Preferred Stock"), each of which is entitled to one vote. In addition to being entitled to vote on the election of the nominees to the Board of Directors, holders of the Preferred Stock are also entitled as a class to elect two additional members to the Company's Board of Directors (the "Series A Directors"). Holders of Common Stock are not entitled to vote on the election of the Series A Directors. The transaction in which the Company sold Preferred Stock and the rights of the holders thereof are described in ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, BELOW. On April 29, 1998, there were issued and outstanding 4,673,476 shares of Common Stock and 1,411,764 shares of Preferred Stock of the Company (together, the "Outstanding Shares").

The Company's Common Stock is traded on the over-the-counter Nasdaq National Market. The last sale price for the Common Stock of the Company as reported by Nasdaq on April 29, 1998 was $0.375 per share.

The following table sets forth certain information regarding beneficial ownership of Carver's Preferred Stock and Common Stock, as of April 29, 1998, with respect to each shareholder known by the Company to be the beneficial owner of more than five percent of the outstanding Preferred or Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Preferred Stock and the Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws were applicable.

        TITLE OF                 NAME AND ADDRESS OF                  AMOUNT AND NATURE
         CLASS                    BENEFICIAL OWNER                 OF BENEFICIAL OWNERSHIP   PERCENT OF CLASS(1)
-----------------------  -------------------------------------     -----------------------   -------------------
PREFERRED STOCK
                         Renwick Alpha Fund, L.P.                         1,411,764(2)                 100.0
                         Renwick Special Situations Fund, L.P.
                         900 Third Avenue, 27th Floor
                         New York, NY 10022
COMMON STOCK
                         Robert W. & Diana R. Carver                        665,582(3)                  14.2
                         330 Avenue "A"
                         Snohomish, WA  98290

                         Raj K. Bhatia                                      409,072(4)                   8.8
                         900 Third Avenue, 2nd Floor
                         New York, NY 10022


               James R. McCullough                      410,594(5)      8.8
               900 Third Avenue, 2nd Floor
               New York, NY 10022

               Dimensional Fund Advisors, Inc.          240,603(6)      5.1
               1299 Ocean Avenue, 11th Floor
               Santa Monica, CA  90401

               Renwick Alpha Fund, L.P.                 187,708(2)(7)   5.0
               Renwick Special Situations Fund, L.P.
               900 Third Avenue, 27th Floor
               New York, NY 10022

__________________________

(1) This table is based upon information supplied by directors, officers and principal shareholders. Percentage of ownership is based on 4,673,476 shares of Common Stock outstanding as of April 29, 1998. Beneficial ownership is determined in accordance with the Rules of the Securities and Exchange Commission (the "Commission"), and includes voting and investment power with respect to the shares of Preferred Stock or Common Stock. Shares of Common Stock subject to options, or warrants, which are exercisable currently or within 60 days of April 29, 1998 are deemed outstanding when computing the percentage of the person holding such options, or warrants, but are not deemed outstanding when computing the percentage of any other person.

(2) Shares of Preferred Stock are convertible into shares of Common Stock at any time at the option of the holder on a one for one basis, subject to potential antidilution adjustment. Messrs. Bhatia and McCullough, both directors of the Company, are the Co-Presidents, sole directors and only shareholders of Renwick Capital Management, Inc. ("Renwick") and the sole general partners of Renwick Alpha Fund, L.P. ("RAF") and Renwick Special Situations Fund, L.P. ("RSSF"). Renwick holds currently exercisable warrants to purchase 250,000 shares of Common Stock. Both RAF and RSSF are private investment limited partnerships. As the sole general partners of RAF and RSSF and the sole executive officers of Renwick, Messrs. Bhatia and McCullough may be deemed to have shared voting and investment power over the shares of Preferred Stock and Common Stock beneficially owned by Renwick, RAF and RSSF. RAF beneficially owns directly 309,220 shares of Common Stock and 470,588 shares of Preferred Stock and RSSF beneficially owns directly 250,516 shares of Common Stock and 941,176 shares of Preferred Stock. RAF disclaims beneficial ownership of any shares held by Renwick, RSSF and Messrs. Bhatia and McCullough. RSSF disclaims beneficial ownership of any shares held by Renwick, RAF and Messrs. Bhatia and McCullough.

(3) Includes 10,000 shares subject to sale under a vested stock option granted by Robert W. and Diana R. Carver to Thomas C. Graham, a director of the Company exercisable within 60 days of April 29,1998.

(4) Mr. Raj K. Bhatia, a director of the Company, has sole voting and investment power with respect to 159,072 shares of Common Stock. Includes 2,113 shares of Common Stock subject to options exercisable within 60 days of April 29, 1998. Also includes 250,000 shares of Common Stock issuable upon exercise of currently exercisable warrants to purchase shares of Common Stock beneficially owned by Renwick with respect to which Mr. Bhatia shares voting and investment power. Does not include an aggregate of 1,411,764 shares of Preferred Stock and 559,736 shares of Common Stock held by RAF and RSSF as to which Mr. Bhatia shares voting and investment power with Mr. McCullough. See footnote (2) above.

(5) Mr. James McCullough, a director of the Company, has sole voting and investment power with respect to 159,794 shares of Common Stock. Includes
2,113 shares of Common Stock subject to options exercisable within 60 days of April 29, 1998. Also includes 250,000 shares of Common Stock issuable upon exercise of currently exercisable warrants to purchase shares of Common Stock beneficially owned by Renwick with respect to which Mr. McCullough shares voting and investment power. Does not include an aggregate of 1,411,764 shares of Preferred Stock and 187,708 shares of Common Stock held by RAF and RSSF as to which Mr. McCullough shares voting and investment power with Mr. Bhatia. See footnote (2) above.

(6) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 240,603 shares of Common Stock. All of such shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, with respect to all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(7) Does not include 1,411,764 shares of Common Stock issuable upon conversion of Preferred Stock, 250,000 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Renwick or an aggregate of 318,866 shares of Common Stock held or subject to purchase by Messrs. Bhatia and McCullough. See footnotes (2), (4) and (5) above.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of the Company's amplifiers and receivers have employed Magnetic Field Amplifier technology pursuant to a nonexclusive license negotiated in March 1985 between Robert W. Carver and Diana R. Carver and the Company relating to the use of three patents currently owned by the Carvers (the "License Agreement"). The License Agreement requires the Company to make royalty payments to Mr. and Mrs. Carver on products containing Magnetic Field Amplifier technology. Such royalties amounted to approximately $2,300.00 in 1997.

RELATIONSHIP WITH RENWICK CAPITAL MANAGEMENT, INC.

In April 1998, the Renwick Special Situations Fund, L.P. provided $375,000 to the Company which is expected to be applied to shares of Common Stock at a price of $0.125 per share. Renwick Capital Management, Inc. will be paid a commission of $18,750 relating to the sale of the shares.

In June and September 1996, the Company sold an aggregate of 1,411,764 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") and issued five year warrants (the "Warrants") to acquire up to 250,000 shares of the Company's Common Stock pursuant to a Stock Purchase Agreement (the "Agreement") to Renwick Capital Management, Inc. and certain Renwick affiliates ("Renwick"). The shares of Preferred Stock and Warrants are convertible into or exercisable for 1,711,764 shares of Common Stock at April 29, 1998.

The price of the Preferred Stock was $2.125 per share and each share of Preferred Stock is convertible at any time at the option of the holder into one share of Common Stock, subject to certain potential antidilution adjustments to be triggered by the issuance of additional shares of Common Stock at less than the lesser of the then current market price or $2.125. The Preferred Stock is entitled to an 8% compounding annual dividend payable quarterly. In the first year, such dividend will be and has been paid with shares of authorized but unissued Common Stock. An aggregate of 37,926 shares of Common Stock were issued and accrued for this purpose in 1996. In years two and three (the Preferred Stock will automatically be converted into Common Stock on the third anniversary of issuance, thereby terminating the accruing dividend), the Company has the option of paying the dividend either in cash or with shares of Common Stock. If paid with Common Stock, the number of shares will be based on the greater of $2.125 per share or the average of the closing bid prices for the Common Stock for the 30 days prior to the dividend payment date. The number of shares of Common Stock which might be issued over the life of the dividend cannot be determined at this time as such number will vary with the market price of the Common Stock.

The holders of the Preferred Stock are entitled to one vote for each share of Preferred Stock held by them. In addition, the holders of the Preferred Stock are entitled to elect two representatives to the Company's Board of Directors. In June 1996, the Company's Board of Directors was increased by two positions, and Raj K. Bhatia and James R. McCullough were appointed to the Board of Directors to represent holders of the Preferred Stock. Messrs. Bhatia and McCullough are partners of Renwick. Certain actions by the Company, such as a merger or liquidation of the Company, the sale of substantially all of its assets, payment of dividends, amendment of the Company's articles of incorporation, the issuance of additional securities or the incurrence of certain indebtedness will require the approval of at least a majority of the Preferred Stock. The Agreement also provides that the investors will have preemptive rights to subscribe for additional shares issued by the Company and rights to have the Company register shares of Common Stock issued upon conversion of the Preferred Stock or exercise of the Warrants.

The exercise price of the Warrants is $1.50 per share of Common Stock, if exercised from the date of the initial closing through the date two years from the date of the initial closing, $1.75 for the next year, $2.00 for the next year and $2.125 for the final year, again subject to certain potential antidilution adjustments.

By virtue of the number of votes controlled by Renwick and its affiliates, their right to elect two of the Company's directors and the fact that various actions may not be taken by the Company without the approval of the holders of at least a majority of the Preferred Stock, such holders may be deemed to have acquired control of the Company.

In June 1996, the Company entered into a consulting agreement with Renwick (the "Consulting Agreement") by which Renwick has been retained to serve as the Company's financial advisor for a period of three years. The

Consulting Agreement provides that the Company pay Renwick a monthly fee of $4,167. In June 1997, the Company paid Renwick $50,000 in payment of the second year's fees.

SIGNATURES

  The Registrant. In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Woodinville, State of Washington, on the 30th day of April, 1998.

                                    CARVER CORPORATION


                                    By:          /s/ John P. World
                                        ---------------------------------------
                                        John P. World, Executive Vice President
                                        and General Manager