Form 10QSB
period 1998-03-31
CARVER CORP
filed 1998-05-15
CIK 766177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED       March  31, 1998  .
                                                  ________________________

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

COMMISSION FILE NUMBER   0-14482
                         _______


                               CARVER CORPORATION
                               ------------------
       (Exact name of small business issuer as specified in its charter)

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

                                 (425) 482-3400
                                 --------------
                          (Issuer's telephone number)

         _____________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ___     ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

AT MAY 11, 1998, 7,358,476 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE ISSUER WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes     No  X
    ___    ___

                              Page 1 of 15 pages.
                       Exhibit Index appears at Page 14.

PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               CARVER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                           March 31,         December 31,
                                                             1998                1997
                                                         -----------         ------------
                                                                     (Unaudited)
Current Assets
  Cash and cash equivalents...........................  $     95,000         $    228,000
  Marketable securities...............................                              5,000
  Accounts receivable, trade, net.....................     1,114,000            1,876,000
  Inventories.........................................     4,258,000            4,758,000
  Prepaid expenses....................................       276,000              221,000
                                                         -----------         ------------
    Total current assets..............................     5,743,000            7,088,000
  Property and equipment,
   less accumulated depreciation......................       755,000              805,000
  Other assets........................................       103,000              106,000
                                                         -----------         ------------
Total Assets..........................................    $6,601,000           $7,999,000
                                                         ===========         ============
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Note payable........................................  $  1,144,000         $  2,094,000
  Accounts payable....................................     1,687,000            1,134,000
  Accrued liabilities
    Commissions and advertising.......................        24,000               77,000
    Payroll and related taxes.........................       164,000              350,000
    Warranty..........................................       125,000              135,000
    Other.............................................       290,000              158,000
                                                         -----------         ------------
    Total current liabilities.........................     3,434,000            3,948,000
                                                         -----------         ------------

Shareholders' equity
  Preferred shares, par value $.01 per share
   2,000,000 shares authorized, 1,411,764 shares
   issued and outstanding.............................        14,000               14,000
  Common shares, par value $.01 per share
   20,000,000 shares authorized, 4,288,476 shares
   issued and outstanding.............................        44,000               40,000
  Additional paid-in  capital.........................    19,460,000           19,371,000
  Accumulated deficit.................................   (16,351,000)         (15,374,000)
                                                         -----------         ------------
    Total shareholder's equity........................     3,167,000            4,051,000
                                                         -----------         ------------
Total liabilities and shareholders' equity............    $6,601,000         $  7,999,000
                                                         ===========         ============

               (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                              CARVER CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   1998               1997
                                                ----------        -----------
Net sales...................................... $1,937,000        $ 2,101,000
Cost of sales..................................  1,665,000          1,920,000
                                                ----------        -----------
  Gross profit.................................    272,000            181,000

Operating expense
  Selling......................................    368,000            604,000
  General & administrative.....................    548,000            487,000
  Engineering, research & development..........    245,000            235,000
                                                ----------        -----------
                                                 1,161,000          1,326,000
                                                ----------        -----------
Loss from operations...........................   (889,000)        (1,145,000)

Other income (expense)
  Interest expense.............................    (36,000)           (40,000)
  Interest income..............................        --               2,000
  Other........................................      8,000            102,000
                                                ----------        -----------
Net loss....................................... $ (917,000)       $(1,081,000)
                                                ==========        ===========
Loss per common share..........................     $(0.22)            $(0.29)
                                                ==========        ===========

               (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                               CARVER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                        1998           1997
                                                                     ---------     -----------
OPERATING ACTIVITIES:
Net loss...........................................................  $(917,000)    $(1,081,000)
Adjustments to reconcile net loss to cash flows from (used by)
 operating activities:
  Depreciation and amortization....................................     91,000         180,000
  Common shares issued for services................................     34,000
  Changes in:
    Accounts receivable............................................    762,000         276,000
    Inventories....................................................    500,000         116,000
    Prepaid expenses...............................................    (76,000)       (140,000)
    Accounts payable and accrued liabilities.......................    436,000        (128,000)
    Other assets...................................................      2,000
                                                                     ---------     -----------
Net cash provided from (used by) operating activities..............    832,000        (777,000)
                                                                     ---------     -----------
INVESTING ACTIVITIES:
Acquisition of property, plant and equipment, net..................    (15,000)       (123,000)
Proceeds from note receivable......................................                    104,000
                                                                     ---------     -----------
Net cash used by investing activities..............................    (15,000)        (19,000)
                                                                     ---------     -----------
FINANCING ACTIVITIES:
Increase (Decrease) in notes payable...............................   (950,000)        767,000
Issuance of common shares..........................................                      1,000
                                                                                   -----------
Net cash provided by financing activities..........................   (950,000)        768,000
                                                                     ---------     -----------
Increase (decrease) of cash and cash equivalents...................   (133,000)        (28,000)

CASH AND CASH EQUIVALENTS:
Beginning of period................................................    228,000          65,000
                                                                     ---------     -----------
End of period......................................................  $  95,000     $    37,000
                                                                     =========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid......................................................  $  35,000     $    37,000

NON CASH FINANCING:
Dividend on preferred shares.......................................  $  60,000     $    60,000

               (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                               CARVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)


NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PREPARATION

The financial statements as of March 31, 1997 and March 31, 1998 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the changes in financial condition and results of operations for the interim periods reported. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read with reference to "Management's Discussion and Analysis or Plan of Operation" contained herein, and in conjunction with both the annual audited financial statements and the accompanying notes in the Company's form 10-KSB for the year ended December 31, 1997 and the Auditor's Report, which discloses substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - INCOME TAXES

For tax reporting purposes, the Company has approximately $20,800,000 of net operating losses which may be utilized to offset future taxable income. These loss carryforwards expire between the years 2004 and 2012. Under FAS109 the Company is required to recognize the future benefit of its net operating loss carryforwards. The Company has recorded a valuation allowance of 100% of the computed deferred tax assets.

NOTE 3 - COMMITMENTS

As of May 8, 1998, the Company has open purchase orders for finished goods of approximately $1,948,000 of inventory expected to be received in 1998 from various vendors, a portion of which may be cancelable.

NOTE 4 - PRIVATE PLACEMENT OF SECURITIES

On May 5, 1998, the Company closed a transaction with Renwick Special Situations Fund L.P. ("RSSF"), by which the Company sold 3 million shares of its unregistered Common Stock to RSSF for $375,000, or $0.125 per share. The 3 million shares represent 39% of the outstanding shares of the Company's Common Stock. Messrs. Raj A. Bhatia and James R. McCullough, both directors of the Company, are the Co-Presidents, sole directors and only shareholders of Renwick Capital Management, Inc. ("Renwick") and the sole general partners of Renwick Alpha Fund, L.P. ("RAF") and RSSF. Prior to this sale, RAF beneficially owned directly 185,211 shares of Common Stock and 470,588 shares of Preferred Stock and RSSF beneficially owned directly 2,497 shares of Common Stock and 941,176 shares of Preferred Stock. The shares of Preferred Stock are convertible into shares of Common Stock at any time at the option of the holder on a one for one basis, subject to potential antidilution adjustment. In addition, Renwick holds currently exercisable warrants to purchase 250,000 shares of Common Stock. As a result of this transaction, RSSF owns directly 3,002,497 shares, or 41%, of the Common Stock. The subscription agreement entered into by the Company and RSSF provides for demand registration rights with regard to these shares. During the period of time ending one year from the date of closing, the costs of registering the stock will be the sole expense of RSSF. Thereafter, such costs will be the sole expense of the Company. As a condition to closing, RSSF and RAF each waived its rights to cause the Company to adjust, or to benefit from an adjustment to the Conversion Ratio adjustment rights which were granted them by the Company in June 1997, and Renwick waived its exercise price adjustment rights with respect to its warrants.

NOTE 5 - NONCOMPLIANCE WITH CERTAIN NASDAQ REQUIREMENTS

The Company currently does not meet Nasdaq's minimum public float and bid price continued listing requirements, of $5,000,000 and $1.00 per share, respectively. The Company has until May 28, 1998 to satisfy these requirements. The inability of the Company to comply with these listing requirements likely will result in the delisting of the Company's common stock from Nasdaq. Delisting of the Company's common stock would likely have an adverse effect on the liquidity, trading price and ability to obtain quotations on a timely basis for the common stock. If the Company's common stock should cease to be listed on Nasdaq, it may continue to be quoted on the OTC Bulletin Board.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RECENT DEVELOPMENTS

TERMINATION OF DISTRIBUTION AGREEMENT WITH CIRCUIT CITY

In early May, the Company and Circuit City agreed to terminate their distribution agreement for mutual business reasons. Circuit City plans to sell through its existing inventory of Carver products by September 1998. Prior to this termination, sales to Circuit City (except those attributable to new Cinema Loudspeaker system stocking orders) were declining. In 1997, Circuit City accounted for 40% of the Company's revenue, and in the first quarter of 1998, that percentage declined to 28%. Furthermore, due to Circuit City's buying power, the Company realized a smaller margin on sales to Circuit City than that realized by the Company on sales to most other customers. While the Company believes that the termination of its relationship with Circuit City may negatively effect sales of Carver products by other Carver dealers and may result in decreased sales of existing products to those dealers in the short term, the Company also believes that its introduction of new products later this summer, its implementation of a direct sales plan and increased dealer support, will generate sales that may offset the loss of revenue associated with the termination of the distribution agreement with Circuit City. There can be no assurance that such sales will increase in the amount necessary to offset such loss of revenue or that the margins associated with such sales will increase.

APPOINTMENT OF INDEPENDENT DIRECTORS

In March 1998, Benjamin Ben-Attar was appointed to the Company's Board of Directors. Mr. Ben-Attar has worked for several years in corporate finance as an associate with BNY Capital Markets, Inc., a subsidiary of The Bank of New York. In that position, he focuses on middle market mergers and acquisitions, private placements and leveraged finance, and has experience in the structuring of senior credit facilities

In April 1998, Clifford J. Schorer, Jr. was appointed to the Company's Board of Directors. For the past twenty five years, Mr. Schorer has been engaged in creating and developing various entrepreneurial businesses. He is a Professor in the Columbia University Executive Education Department and an Adjunct Professor at the Columbia University Graduate School of Business. As a consultant, Mr. Schorer works with a diverse group of clients including Lucent Technologies, Con Edison, AT&T, Brooklyn Union Gas, Glaxo Welcome Pharmaceutical, Spectrum Management, Isolyzer and others.

PRIVATE PLACEMENT OF SECURITIES

On May 5, 1998, the Company closed a transaction with Renwick Special Situations Fund L.P. ("RSSF"), by which the Company sold 3 million shares of its unregistered Common Stock to RSSF for $375,000, or $0.125 per share. The 3 million shares represent 39% of the outstanding shares of the Company's Common Stock. Messrs. Raj A. Bhatia and James R. McCullough, both directors of the Company, are the Co-Presidents, sole directors and only shareholders of Renwick Capital Management, Inc. ("Renwick") and the sole general partners of Renwick Alpha Fund, L.P. ("RAF") and RSSF. Prior to this sale, RAF beneficially owned directly 185,211 shares of Common Stock and 470,588 shares of Preferred Stock and RSSF beneficially owned directly 2,497 shares of Common Stock and 941,176 shares of Preferred Stock. The shares of Preferred Stock are convertible into shares of Common Stock at any time at the option of the holder on a one for one basis, subject to potential antidilution adjustment. In addition, Renwick holds currently exercisable warrants to purchase 250,000 shares of Common Stock. As a result of this transaction, RSSF owns directly 3,002,497 shares, or 41%, of the Common Stock. The subscription agreement entered into by the Company and RSSF provides for demand registration rights with regard to these shares. During the period of time ending one year from the date of closing, the costs of registering the stock will be the sole expense of RSSF. Thereafter, such costs will be the sole expense of the Company. As a condition to closing, RSSF and RAF each waived its rights to cause the Company to adjust, or to benefit from an adjustment to the Conversion Ratio adjustment rights which were granted them by the Company in June 1997, and Renwick waived its exercise price adjustment rights with respect to its warrants.

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1998 were $1,937,000, a decrease of 8% from net sales of $2,101,000 for the same period of 1997. This decrease is due in part to softening market conditions for audio equipment in the industry. Also, recent limitations on product availability may have adversely affected relationships with distributors and dealers which may also adversely affect future sales.

Of the domestic sales, approximately $539,000 or 28% were sales made by the Company to Circuit City, an increase from sales of $458,000 to Circuit City in the first quarter of 1997. This increase was due to sales of Cinema series loudspeakers of $229,000, which were introduced in the fourth quarter of 1997. Other domestic sales decreased 24% in the first quarter. Sales outside of the United States decreased approximately 14% from $207,000 to $178,000 in the first quarter of 1998 due to softening conditions in Asian markets. Approximately 48% of the Company's sales in the first three months of 1998 were attributable to products which the Company sources compared to 41% for the first quarter of 1997.

Gross profit increased as a percent of net sales to 14% in the first quarter of 1998 from 9% in the first quarter of 1997. Since 1995, the Company has been operating at significantly less than its production capacity, resulting in an increase in cost of goods sold. Management believes that gross profit may improve as direct sales over the Internet and by telephone grow. However, there can be no assurance that such sales will increase or that cost increases or other factors will not negatively impact the Company's gross profit. (See "Liquidity and Capital Resources".)

Operating expenses decreased 12% compared to the first quarter of 1997. These decreases were due to cost reduction efforts associated with the new business strategy discussed below.

Net losses for the quarter ended March 31, 1998, were $917,000 (47% of net sales) or $0.22 per share. This compares to net losses of $1,081,000 (51% of net sales) or $0.29 per share for the first quarter of 1997.

DEVELOPMENT OF NEW BUSINESS STRATEGY

As the Company's sales have declined and the Company has experienced a severe shortage in working capital, the Company has determined the need to develop a new business strategy which will enable it to increase revenues and operate with lower overhead. This new business model, which is still under development but which the Company began to implement in the first quarter of 1998, includes the use of a new direct marketing strategy, a reduction in the number of products offered by the Company and the elimination of the Company's manufacturing operations. Under this model, the Company will transition to purchasing all of its products from OEM suppliers.

Under the direct marketing strategy and since May 1, 1998, the Company has offered its products directly to consumers in addition to sales through dealers and distributors. The Company's products are offered for sale to consumers via the Internet at a Company Web site (www.carver.com) and through a toll-free number (1-877-2-Carver).

Based upon the Company's new business plan and the condensed product line that the Company plans to offer, Carver has determined that it is advantageous to source its entire product line from selected and qualified strategic vendor partners. These sourced products will be built to the Company's specifications and, consistent with its commitment to quality, the Company will continue to maintain strict testing procedures. The Company retests products manufactured by its suppliers on a statistical sample basis at its Woodinville facility to monitor quality control. To help insure availability of its products, the Company has formed relationships with vendors from whom the Company has obtained high quality products delivered on a timely basis. As the Company continues to restructure its operations to implement its direct sales and sourced product plans, it anticipates that most of its production employees, and several other employees, will be laid off.

SEASONALITY. The markets for consumer audio equipment are moderately seasonal, with somewhat higher sales expected to occur in the last six months of the year. The introduction of new products may affect this seasonality and period-to-period comparisons. Demand for audio products also exhibits some cyclicality, reflecting the general state of the economy and consumer expectations.

LIQUIDITY AND CAPITAL RESOURCES

At May 11, 1998, the Company's immediate capital resources consisted of approximately $95,000 in cash and $15,000 available under the current credit facility. The Company has an agreement with a financial institution that provides for working capital advances of up to $6,000,000, subject to borrowing base limitations tied to 70% of eligible accounts receivable and 50% of eligible inventory. A maximum of $1,000,000 of this line may be used to secure letters of credit (the "Credit Facility"). Advances are collateralized by substantially all of the assets of the Company and bear interest at the prime lending rate plus 2%. The outstanding balance on the line of credit as of May 11, 1998 was $719,000. The Credit Facility expires on July 31, 1998. The lender has notified the Company that it will not renew the Credit Facility. There can be no assurance that the Company can obtain a replacement line of credit when needed on terms that the Company finds acceptable. However, the Company believes that a new line of credit may be secured, if it can obtain agreements from its creditors to payment plans and if financing is secured in the near future.

Accounts payable and accrued liabilities have increased $436,000 during the quarter ending March 31, 1998. The Company has been unable to make payments to suppliers in accordance with agreed upon terms and is currently negotiating a payment schedule. On May 11, 1998, approximately $1,400,000 would be needed to satisfy the Company's past-due payment obligations.

The Company's inventory decreased $500,000 from December 31, 1997 to March 31, 1998, due to decreased production of amplifiers manufactured in the U.S. and decreased procurement of loudspeakers and other electronics. Accounts receivable decreased $762,000 from the end of 1997 due to lower sales in the first quarter of 1998.

On May 5, 1998, the Company closed a transaction with Renwick Special Situations Fund L.P. ("RSSF"), by which the Company sold 3 million shares of its unregistered Common Stock to RSSF for $375,000, or $0.125 per share. The 3 million shares represent 39% of the outstanding shares of the Company's Common Stock. Messrs. Raj A. Bhatia and James R. McCullough, both directors of the Company, are the Co-Presidents, sole directors and only shareholders of Renwick Capital Management, Inc. ("Renwick") and the sole general partners of Renwick Alpha Fund, L.P. ("RAF") and RSSF. Prior to this sale, RAF beneficially owned directly 185,211 shares of Common Stock and 470,588 shares of Preferred Stock and RSSF beneficially owned directly 2,497 shares of Common Stock and 941,176 shares of Preferred Stock. The shares of Preferred Stock are convertible into shares of Common Stock at any time at the option of the holder on a one for one basis, subject to potential antidilution adjustment. In addition, Renwick holds currently exercisable warrants to purchase 250,000 shares of Common Stock. As a result of this transaction, RSSF owns directly 3,002,497 shares, or 41%, of the Common Stock. The subscription agreement entered into by the Company and RSSF provides for demand registration rights with regard to these shares. During the period of time ending one year from the date of closing, the costs of registering the stock will be the sole expense of

RSSF. Thereafter, such costs will be the sole expense of the Company. As a condition to closing, RSSF and RAF each waived its rights to cause the Company to adjust, or to benefit from an adjustment to the Conversion Ratio adjustment rights which were granted them by the Company in June 1997, and Renwick waived its exercise price adjustment rights with respect to its warrants.

The Company currently does not meet Nasdaq's minimum public float and bid price continued listing requirements of $5,000,000 and $1.00 per share, respectively. The Company has until May 28, 1998 to satisfy these requirements. The inability of the Company to comply with these listing requirements likely will result in the delisting of the Company's common stock from Nasdaq. Delisting of the Company's common stock would likely have an adverse effect on the liquidity, trading price and ability to obtain quotations on a timely basis for the common stock. If the Company's common stock should cease to be listed on Nasdaq, it may continue to be quoted on the OTC Bulletin Board.

In the first quarter of 1998, the Company purchased $15,000 of capital equipment, of which $14,000 represented leasehold improvements which were incurred in conjunction with the move to a new leased facility. The Company expects minimal purchases of capital equipment in the near future.

The Company believes that its current sources of operating capital are not adequate to fund the Company's operations through the end of 1998, however the Company has identified potential financing sources. Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated revenues could accelerate or increase the financing requirements. There can be no assurance that the Company will be able to secure a line of credit to replace the Credit Facility currently in place, or that the Company's efforts to secure financing will be successful. Failure to obtain sufficient additional capital to satisfy the Company's working capital requirements would force the Company to further curtail or restructure operations, sell assets, continue to seek extended payment terms from its creditors or seek protection under the federal bankruptcy laws.

EFFECTS OF INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

All sales of the Company's products are in U.S. dollars. Since 1996, the Company has purchased the majority of its materials at an agreed per unit price payable in U.S. Dollars. Accordingly, fluctuations in foreign currency rates had no material impact on the Company's gross margin in the first three months of 1998.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 5, 1998, the Company closed a transaction with Renwick Special Situations Fund L.P. ("RSSF"), by which the Company sold 3 million shares of its unregistered Common Stock to RSSF for $375,000, or $0.125 per share. The 3 million shares represent 39% of the outstanding shares of the Company's Common Stock. Messrs. Raj A. Bhatia and James R. McCullough, both directors of the Company, are the Co-Presidents, sole directors and only shareholders of Renwick Capital Management, Inc. ("Renwick") and the sole general partners of Renwick Alpha Fund, L.P. ("RAF") and RSSF. Prior to this sale, RAF beneficially owned directly 185,211 shares of Common Stock and 470,588 shares of Preferred Stock and RSSF beneficially owned directly 2,497 shares of Common Stock and 941,176 shares of Preferred Stock. The shares of Preferred Stock are convertible into shares of Common Stock at any time at the option of the holder on a one for one basis, subject to potential antidilution adjustment. In addition, Renwick holds currently exercisable warrants to purchase 250,000 shares of Common Stock. As a result of this transaction, RSSF owns directly 3,002,497 shares, or 41%, of the Common Stock. The subscription agreement entered into by the Company and RSSF provides for demand registration rights with regard to these shares. During the period of time ending one year from the date of closing, the costs of registering the stock will be the sole expense of RSSF. Thereafter, such costs will be the sole expense of the Company. As a condition to closing, RSSF and RAF each waived its rights to cause the Company to adjust, or to benefit from an adjustment to the Conversion Ratio adjustment rights which were granted them by the Company in June 1997, and Renwick waived its exercise price adjustment rights with respect to its warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       Exhibit 2.4 Subscription Agreement, dated as of May 5, 1998, by and between the Company and Renwick Special Situations Fund, L.P.

       Exhibit 4.2 First Amended and Restated Registration Rights Agreement, dated as of May 5, 1998, by and among the Company, Renwick Special Situations Fund, L.P., Renwick Alpha Fund, L.P., and Renwick Capital Management, Inc.

       Exhibit 4.6 Waiver of Conversion Ratio Adjustment Right, dated as of May 5, 1998, by and among the Company, Renwick Special Situations Fund, L.P., Renwick Alpha Fund, L.P. and Renwick Capital Management, Inc. Management, Inc.

       Exhibit 11            Computation of Earnings per Share

(b)    REPORTS ON FORM 8-K

       None.

                                   SIGNATURES


In accordance the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CARVER CORPORATION


Dated:  May 15, 1998                  /s/ Debra L. Griffith
                                      _________________________________________
                                      Debra L. Griffith
                                      Vice President Finance and Administration
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT    TITLE                                                                  PAGE
---------  ---------------------------------------------------------------------  ----
 2.4       Subscription Agreement, dated as of May 5, 1998, by and between
           the Company and Renwick Special Situations Fund, L.P.                    16

 4.2       First Amended and Restated Registration Rights Agreement,
           dated as of May 5, 1998, by and among the Company, Renwick Special
           Situations Fund, L.P., Renwick Alpha Fund, L.P., and
           Renwick Capital Management, Inc.                                         19

 4.6       Waiver of Conversion Ratio Adjustment Right, dated as of May 5, 1998, by and among the Company, Renwick Special Situations Fund, L.P.,
           Renwick Alpha Fund, L.P. and Renwick Capital Management, Inc.            28

  11       Computation of Earnings Per Share                                        29