Form 10QSB
period 1998-06-30
CARVER CORP
filed 1998-08-14
CIK 766177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998.

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

COMMISSION FILE NUMBER   0-14482
                         -------


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

          __________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                                      ---

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

AT AUGUST 11, 1998, 9,798,277 SHARES OF $.01 PAR VALUE COMMON STOCK OF THE ISSUER WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
Yes ___  No  X
           ---

                             Page 1 of ___ pages.
                      Exhibit Index appears at Page ___.

PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CARVER CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                               June 30,       December 31
                                                 1998            1997
                                             (Unaudited)

Current Assets
    Cash and cash equivalents               $    171,000    $    228,000
    Marketable securities                            --            5,000
    Accounts receivable, trade, net              167,000       1,876,000
    Inventories                                3,857,000       4,758,000
    Prepaid expenses                             178,000         221,000
                                            ------------    ------------
        Total current assets                   4,371,000       7,088,000
    Property and equipment,
      less accumulated depreciation              694,000         805,000
    Other assets                                 104,000         106,000
                                            ------------    ------------
Total Assets                                $  5,169,000    $  7,999,000
                                            ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Note payable                            $    506,000    $  2,094,000
    Accounts payable                           1,471,000       1,134,000
    Accrued liabilities
        Commissions and advertising               11,000          77,000
        Payroll and related taxes                114,000         350,000
        Warranty                                  66,000         135,000
        Other                                        --          158,000
                                            ------------    ------------
        Total current liabilities              2,168,000       3,948,000
                                            ------------    ------------

Shareholders' equity
    Preferred shares, par value $.01
      per share, 2,000,000 shares
      authorized, no shares issued
      and outstanding                                --           14,000
    Common shares, par value $.01 per
      share, 20,000,000 shares
      authorized, 9,707,444 shares
      issued and outstanding                      97,000          40,000
    Additional paid-in capital                20,124,000      19,371,000
    Accumulated deficit                      (17,220,000)    (15,374,000)
                                            ------------    ------------
        Total shareholders' equity             3,001,000       4,051,000
                                            ------------    ------------
Total liabilities and
  shareholders' equity                      $  5,169,000    $  7,999,000
                                            ============    ============

               (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                              CARVER CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                               Three Months Ended                          Six Months Ended
                                                    June 30,                                   June 30,
                                            1998                1997                   1998                1997
                                            ____                ----                   ----                ----
Net sales                                $   699,000         $  3,045,000           $  2,637,000        $  4,543,000

Cost of sales                                701,000            2,186,000              2,366,000           4,106,000
                                         -----------         ------------           ------------        ------------
  Gross profit                                (2,000)             256,000                271,000             437,000

Operating expense
  Selling                                    237,000              562,000                606,000           1,166,000
  General & administrative                   421,000              683,000                971,000           1,170,000
  Engineering, research & development        151,000              271,000                394,000             505,000
                                         -----------         ------------           ------------        ------------
                                             809,000            1,516,000              1,971,000           2,841,000
                                         -----------         ------------           ------------        ------------
Loss from operations                        (811,000)          (1,260,000)            (1,700,000)         (2,404,000)

Other income (expense)
  Gain on sale of headquarters facility           --              859,000                                    859,000
  Interest expense                           (26,000)             (13,000)               (56,000)            (53,000)
  Interest income                                 --                5,000                     --               7,000
  Other                                       29,000              214,000                 31,000             316,000
                                         -----------         ------------           ------------        ------------
Net loss                                 $  (808,000)        $   (195,000)          $ (1,725,000)       $ (1,275,000)
                                         ===========         ============           ============        ============
Loss per common share                    $     (0.12)        $      (0.05)          $      (0.29)       $      (0.34)
                                         ===========         ============           ============        ============

                (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                              CARVER CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             1998                1997
                                                          ---------            --------
OPERATING ACTIVITIES:
Net loss                                                $(1,725,000)         $(1,275,000)
Adjustments to reconcile net loss to cash flows from
 (used by) operating activities:
     Depreciation and amortization                          214,000              506,000
     Gain on sale of headquarters facility                                      (859,000)
Changes in:
     Accounts receivable                                  1,709,000              (84,000)
     Inventories                                            901,000              205,000
     Prepaid expenses                                       (39,000)            (353,000)
     Accounts payable and accrued liabilities              (192,000)              49,000
     Other assets                                            (1,000)               8,000
                                                        -----------          -----------
Net cash provided from (used by) operating activities       867,000           (1,803,000)
                                                        -----------          -----------
INVESTING ACTIVITIES:
Acquisition of property, plant and equipment, net           (16,000)            (244,000)
Proceeds from note receivable                                                    104,000
Net proceeds from sale of headquarters facility                                2,808,000
                                                        -----------          -----------
Net cash used by investing activities                       (16,000)           2,668,000
                                                        -----------          -----------
FINANCING ACTIVITIES:
Increase (Decrease) in notes payable                     (1,588,000)            (621,000)
Issuance of common shares                                   689,000                4,000
Conversion of Preferred Stock                               (14,000)
                                                        -----------          -----------
Net cash provided by financing activities                  (913,000)            (617,000)
                                                        -----------          -----------

Increase (decrease) of cash and cash equivalents            (62,000)             248,000

CASH AND CASH EQUIVALENTS:
Beginning of period                                         233,000               65,000
                                                        -----------          -----------
End of period                                           $   171,000          $   313,000
                                                        ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                           $    56,000          $    49,000

NON CASH FINANCING:
Dividend on preferred shares                            $   121,000          $   121,000

               (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                              CARVER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)


NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PREPARATION

These statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the changes in financial condition and results of operations for the interim periods reported. The results of operations for any interim period are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read with reference to "Management's Discussion and Analysis or Plan of Operation" contained herein, and in conjunction with both the annual audited financial statements and the accompanying notes in the Company's form 10-KSB for the year ended December 31, 1997 and the Auditor's Report, which discloses substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - COMMITMENTS

As of August 11, 1998, the Company has open purchase orders for finished goods of approximately $3,057,000 of inventory expected to be received in 1998 from various vendors, a portion of which may be cancelable.

NOTE 4 - PRIVATE PLACEMENT OF SECURITIES

On June 5, 1998, the Company closed a transaction with Oscar Investment Fund, L.P. ("Oscar"), by which the Company sold 666,667 shares of its unregistered Common Stock to Oscar for $250,000 or $0.375 per share. The price was the average closing bid price over the ten consecutive trading days immediately prior to closing. The 666,667 shares represent 6.8% of the outstanding shares of the Company's Common Stock. The subscription agreement entered into by the Company and Oscar provides for demand registration rights with regard to these shares. During the period of time ending one year from the date of closing, the costs of registering the stock will be the sole expense of Oscar. Thereafter, such costs will be the sole expense of the Company.

NOTE 5 - CONVERSION OF SHARES OF PREFERRED STOCK

On June 26, 1998, Renwick Alpha Fund, L.P. ("RAF") and Renwick Special Situations Fund, L.P. ("RSSF") converted the shares of Series A Cumulative Convertible Preferred Stock of the Company into shares of the Company's Common Stock on a one for one basis. RAF and RSSF held 470,588 and 941,176 shares of Preferred Stock, respectively. Raj K. Bhatia and James R. McCullough, both directors of the Company, are the Co-Presidents, sole directors and only shareholders of Renwick Capital Management, Inc. ("Renwick") and the sole general partners of RAF and RSSF. Prior to this conversion, RAF beneficially owned directly 342,074 shares of Common Stock and 470,588 shares of Preferred Stock and RSSF beneficially owned directly 3,316,222 shares of Common Stock and 941,176 shares of Preferred Stock. In addition, Renwick holds currently exercisable warrants to purchase 250,000 shares of Common Stock. The subscription agreement entered into by the Company and RAF and RSSF provides for demand registration rights with regard to all shares of unregistered Common Stock owned by each. During the period of time ending one year from the date of acquisition of the unregistered stock, the costs of registering the stock will be the sole expense of RAF and RSSF. Thereafter, such costs will be the sole expense of the Company.

On July 1, 1998, the Board of Directors of the Company approved the issuance of warrants to RAF and RSSF for the purchase of 646,038 and 1,292,075 shares, respectively, of the Company's Common Stock at a purchase price of $0.125 per share. The warrants expire to the extent that they have not been previously exercised on June 30, 2003.

NOTE 6 - NONCOMPLIANCE WITH CERTAIN NASDAQ REQUIREMENTS

The Company currently does not meet Nasdaq's minimum public float, bid price continued listing requirements, and minimum net tangible asset requirements of $5,000,000, $1.00 per share, and $4,000,000, respectively. The Company had until May 28, 1998 to satisfy these requirements. The Company's appeal of the decision of Nasdaq to delist the Company's stock from Nasdaq was held on July 23, 1998. The Company anticipates an imminent decision on its appeal. The inability of the Company to comply with these listing requirements likely will result in the delisting of the Company's common stock from Nasdaq. Delisting of the Company's common stock would likely have an adverse effect on the liquidity, trading price and ability to obtain quotations on a timely basis for the common stock. If the Company's common stock should cease to be listed on Nasdaq, it may continue to be quoted on the OTC Bulletin Board.

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

RECENT DEVELOPMENTS

PRIVATE PLACEMENT OF SECURITIES

On June 5, 1998, the Company closed a transaction with Oscar Investment Fund, L.P. ("Oscar"), by which the Company sold 666,667 shares of its unregistered Common Stock to Oscar for $250,000 or $0.375 per share. The price was the average closing bid price over the ten consecutive trading days immediately prior to closing. The 666,667 shares represent 6.8% of the outstanding shares of the Company's Common Stock. The subscription agreement entered into by the Company and Oscar provides for demand registration rights with regard to these shares. During the period of time ending one year from the date of closing, the costs of registering the stock will be the sole expense of Oscar. Thereafter, such costs will be the sole expense of the Company.

CONVERSION OF  SHARES OF PREFERRED STOCK

On June 26, 1998, Renwick Alpha Fund, L.P. ("RAF") and Renwick Special Situations Fund, L.P. ("RSSF") converted their shares of Series A Cumulative Convertible Preferred Stock of the Company into shares of the Company's Common Stock on a one for one basis. RAF and RSSF held 470,588 and 941,176 shares of Preferred Stock, respectively. Raj K. Bhatia and James R. McCullough, both directors of the Company, are the Co-Presidents, sole directors and only shareholders of

Renwick Capital Management, Inc. ("Renwick") and the sole general partners of RAF and RSSF. Prior to this conversion, RAF beneficially owned directly 342,074 shares of Common Stock and 470,588 shares of Preferred Stock and RSSF beneficially owned directly 3,316,222 shares of Common Stock and 941,176 shares of Preferred Stock. In addition, Renwick holds currently exercisable warrants to purchase 250,000 shares of Common Stock. The subscription agreement entered into by the Company and RAF and RSSF provides for demand registration rights with regard to all shares of unregistered Common Stock owned by each. During the period of time ending one year from the date of acquisition of the unregistered stock, the costs of registering the stock will be the sole expense of RAF and RSSF. Thereafter, such costs will be the sole expense of the Company.

On July 1, 1998, the Board of Director's of the Company approved the issuance of warrants to RAF and RSSF for the purchase of 646,038 and 1,292,075 shares of the Company's Common Stock at a purchase price of $0.125 per share. The warrants expire to the extent that they have not been previously exercised on June 30, 2003.

APPOINTMENT OF INDEPENDENT DIRECTORS

In July 1998, Paul Leung was appointed to the Company's Board of Directors. Mr. Leung has been the president of Amipo International Corporation ("Amipo") since 1988. Amipo is one of the largest unpaid unsecured creditors of the Company which arose from the Company's purchase of certain finished goods from Amipo. For a period ending in 1996, Mr. Leung was a director of Advanced Gravis Computer Technologies Ltd., a company whose stock was traded on Nasdaq.

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

In March 1998, Benjamin Ben-Attar was appointed to the Company's Board of Directors. Mr. Ben-Attar has worked for several years in corporate finance as an associate with BNY Capital Markets, Inc., a subsidiary of The Bank of New
York.   In that position, he focuses on middle market mergers and acquisitions, private placements and leveraged finance, and has experience in the structuring of senior credit facilities.

APPOINTMENT OF INTERIM C.E.O.

Raj K. Bhatia was appointed interim C.E.O. effective June 1, 1998. Mr. Bhatia is the Chairman of the Company's Board of Directors, a co-President of Renwick and general partner of RAF and RSSF.

RESIGNATION OF VICE PRESIDENT OF FINANCE

In July 1998, Debra L. Griffith, the Company's Vice President of Finance and Chief Financial Officer since July 1996 resigned to accept employment elsewhere.

TERMINATION OF DISTRIBUTION AGREEMENT WITH CIRCUIT CITY

In early May, the Company and Circuit City agreed to terminate their distribution agreement for mutual business reasons. Circuit City plans to sell through its existing inventory of Carver products by September 1998. Prior to this termination, sales to Circuit City (except those attributable to new Cinema Loudspeaker system stocking orders) were declining. In 1997, Circuit City accounted for 40% of the Company's revenue, and in the first quarter of 1998, that percentage declined to 28%. Furthermore, due to Circuit City's buying power, the Company realized a smaller margin on sales to Circuit City than that realized by the Company on sales to most other customers. The Company believes that the termination of its relationship with Circuit City may negatively effect sales of Carver products by other Carver dealers and may result in decreased sales of existing products to those dealers in the short term. The Company also believes that its future introduction of new products, and its implementation of a direct sales plan and increased dealer support may generate sales that may offset the loss of revenue associated with the termination of the distribution agreement with Circuit City. There can be no assurance that such sales will increase in the amount necessary to offset such loss of revenue or that the margins associated with such sales will increase.

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1998 were $699,000, a decrease of 71% from net sales of $2,442,000 for the same period of 1997. Net sales for the six months ended June 30, 1998 were $2,637,000, a 42% decrease from net sales of $4,543,000 for the first six months of 1997. This decrease is due primarily the Company's lack of working capital which limited activities during the first half of 1998. (See "Liquidity and Capital Resources".)

Domestic sales decreased 50% to $1,918,000 compared to sales of $3,848,000 in the first half of 1997. Of the domestic sales, approximately $566,000 or 30% were sales made by the Company to Circuit City, a decrease from sales of $1,183,000 to Circuit City in the first half of 1997. This decrease was primarily due to the termination of the distribution agreement between Circuit City and the Company. Sales outside of the United States decreased approximately 46% from $197,000 to $106,000 in the second quarter of 1998 primarily due to softening conditions in Asian markets. Approximately 41% of the Company's sales in the first half of 1998 were attributable to products which the Company sources compared to 47% for the first half of 1997.

There was no gross profit in the second quarter of 1998 compared to gross profit of 10% of net sales in the second quarter of 1997. Gross profit was 10% of net sales for the first six months of 1998 and 1997. Since 1995, the Company has been operating at significantly less than its production capacity, resulting in an increase in cost of goods sold. In addition, the Company has made price concessions on the sale of certain models. In June 1998, the Company discontinued most of its manufacturing and product development functions pursuant to its new business plan. Early in the second quarter, the Company began to sell its product directly to consumers over the Internet and by telephone. Management believes that gross profit may improve as direct sales over the Internet and by telephone grow. However, there can be no assurance that such sales will increase or that cost increases or other factors will not negatively impact the Company's gross profit. (See "Liquidity and Capital Resources".)

Operating expenses decreased 47% when compared to the second quarter of 1997 and 31% in the first half of 1998 compared to the first half of the prior year. These decreases were due to cost reduction efforts associated with the new business strategy discussed below.

Net losses for the quarter ended June 30, 1998, were $808,000 (116% of net sales) or $0.12 per share. This compares to net losses of $195,000 (8% of net sales) or $0.05 per share for the second quarter of 1997. Net losses for the six months ended June 30, 1998 were $1,725,000 (65% of net sales) or $0.29 per share compared to $1,275,000 (28% of net sales) or $0.34 per share for the first half of 1997.

DEVELOPMENT OF NEW BUSINESS STRATEGY

The primary short term goal of the Company is to further reduce overhead and fixed expenses so as to operate the Company on a break even basis. The Company will pursue a "back to basics" strategy which focuses on the Company's core competency- its amplifiers. The Company believes that it's reputation is based upon its production of award winning and innovative amplifier designs. As it grew, the Company lost this focus as it expanded its product lines of signal source products. Management is currently focusing on again manufacturing its best selling amplifiers at its facility and instituting a marketing program support that plan.

As the Company's sales have declined and the Company has experienced a severe shortage in working capital, the Company has determined the need to develop a new business strategy which will enable it to increase revenues and operate with lower overhead. This new business model, which is still under development but which the Company began to implement in the first quarter of 1998, included the use of a new direct marketing strategy, a reduction in the number of products offered by the Company and the elimination of the Company's manufacturing operations. The Company has subsequently decided to manufacture its amplifier product in its facility and is evaluating the cost of resuming production.
Since the Company sold much of the equipment which it used to produce products, it will be required to purchase certain equipment to resume production.

The Company is currently in discussions with several entities that would be candidates for a joint venture to manufacture products locally.

Under the direct marketing strategy and since May 1, 1998, the Company offers its products directly to consumers in addition to sales through dealers and distributors. The Company's products are offered for sale to consumers via the Internet at a Company Web site (www.carver.com) and through a toll-free number (1-877-2-Carver).

Based upon the Company's new business plan, and the condensed product line that the Company plans to offer, Carver is evaluating whether it is advantageous to source certain products from selected and qualified strategic vendor partners. If sourced, products will be built to the Company's specifications and, consistent with its commitment to quality, the Company will continue to maintain strict testing procedures. The Company retests products manufactured by its suppliers on a statistical sample basis at its Woodinville facility to monitor quality control. To help insure availability of its products, the Company will form relationships with vendors from whom the Company has obtained high quality products delivered on a timely basis. As the Company continued to restructure its operations during the second quarter to implement its direct sales and sourced product plans, most of its production employees, its research and development employees and several other employees, were laid off. The Company has reduced the number of its employees from 84 on January 1, 1998 to 28 on August 11, 1998. The final decision of the Company regarding which models of its products to manufacture and which models to obtain from vendors will impair the value of its raw material and work-in-process inventories may become impaired.

The Company is presently negotiated with a third party to assign or sub-lease all or a portion of its current facility. If these or similar negotiations are successful, the monthly overhead of the Company may be further reduced.

Seasonality. The markets for consumer audio equipment are moderately seasonal, with somewhat higher sales expected to occur in the last six months of the year. The introduction of new products may affect this seasonality and period-to-period comparisons. Demand for audio products also exhibits some cyclically, reflecting the general state of the economy and consumer expectations.

LIQUIDITY AND CAPITAL RESOURCES

At August 11, 1998, the Company's immediate capital resources consisted of approximately $171,000 in cash. The Company had an agreement with a financial institution that provided for working capital advances of up to $6,000,000, subject to borrowing base limitations tied to 70% of eligible accounts receivable and 50% of eligible inventory. A maximum of $1,000,000 of this line could have been be used to secure letters of credit (the "Credit Facility"). Advances are collateralized by substantially all of the assets of the Company and bear interest at the prime lending rate plus 6%. The outstanding balance on the line of credit as of August 11, 1998 was $517,470. The Credit Facility expired on July 31, 1998. The lender has notified the Company that all of the Company's indebtedness to it must be paid in full by close of business on August 11, 1998, or it will exercise its rights and remedies under the default provisions of the Company's agreements with its lender. The Company is negotiating a potential postponement of the exercise of the lender's rights and remedies on default, but there can be no assurance that the Company will continue to be successful in doing so. As of today, the Company has assigned a letter of credit in the amount of approximately $235,000 which it received from one of its distributors to its lender. The Company believes it will pay the balance due to its lender by the end of August. The rights and remedies of the lender upon the Company's default include the lender's rights to take possession of the Company's accounts receiveables, inventory and equipment. The Company has been unable to obtain a replacement line of credit as of August 11, 1998. There can be no assurance that the Company will obtain a replacement line of credit, or if so, on terms that the Company finds acceptable. However, the Company believes that a new line of credit may be secured, if it can obtain agreements from its creditors to payment plans and if financing is secured in the near future.

Accounts payable and accrued liabilities were $1,662,000 at June 30, 1998, a decrease of $338,000 during the second quarter. The Company has been unable to make payments to suppliers in accordance with agreed upon terms and is currently negotiating a payment schedule. On August 11, 1998, approximately $1,400,000 would be needed to satisfy the Company's past-due payment obligations excluding accrued interest and other associated costs and fees. As of August 11, 1998, five of the Company's vendors have filed suits against the Company. See Item 1. Legal Proceedings, below.

The Company's inventory decreased $901,000 from December 31, 1997 to June 30, 1998, due to decreased production of amplifiers manufactured in the U.S. and decreased procurement of loudspeakers and other electronics. Accounts receivable decreased $1,725,000 from the end of 1997 due to lower sales in the first half of 1998.

On May 5, 1998, the Company closed a transaction with Renwick Special Situations Fund L.P. ("RSSF"), by which the Company sold 3 million shares of its unregistered Common Stock to RSSF for $375,000 or $0.125 per share. The 3 million shares represent 39% of the outstanding shares of the Company's Common Stock. Raj A. Bhatia and James R. McCullough, both directors of the Company, are the Co-Presidents, sole directors and only shareholders of Renwick Capital Management, Inc. ("Renwick") and the sole general partners of Renwick Alpha Fund, L.P. ("RAF") and RSSF. Prior to this sales, RAF beneficially owned directly 185,211 shares of Common Stock and 470,588 shares of Preferred Stock and RSSF beneficially owned directly 2,497 shares of Common Stock and 941,176 shares of Preferred Stock. The shares of Preferred Stock were convertible into shares of Common Stock at any time at the option of the holder on a one for one basis, subject to potential antidilution adjustment. In addition, Renwick holds currently exercisable warrants to purchase 250,000 shares of Common Stock. As a result of this transaction, RSSF owns directly 3,002,497 shares, or 41%, of the Common Stock. The subscription agreement entered into by the Company and RSSF provides for demand registration rights with regard to these shares. During the period of time ending one year from the date of closing, the costs of registering the stock will be the sole expense of RSSF. Thereafter, such costs will be the sole expense of the Company. As a condition to closing, RSSF and RAF each waived its rights to cause the Company to adjust, or to benefit from an adjustment to the Conversion Ratio adjustment rights which were granted them by the Company in June 1997, Renwick waived its exercise price adjustment rights with respect to its warrants.

On June 5, 1998, the Company closed a transaction with Oscar Investment Fund, L.P. ("Oscar"), by which the Company sold 666,667 shares of its unregistered Common Stock to Oscar for $250,000 or $0.375 per share. The price was the average closing bid price over the ten consecutive trading days immediately prior to closing. The 666,667 shares represent 6.8% of the outstanding shares of the Company's Common Stock. The subscription agreement entered into by the Company and Oscar provides for demand registration rights with regard to these shares. During the period of time ending one year from the date of closing, the costs of registering the stock will be the sole expense of Oscar. Thereafter, such costs will be the sole expense of the Company.

The Company currently does not meet Nasdaq's minimum public float, bid price continued listing requirements, and minimum net tangible asset requirements of $5,000,000, $1.00 per share, and $4,000,000, respectively. The Company had until May 28, 1998 to satisfy these requirements. The Company's appeal of the decision of Nasdaq to delist the Company's stock from Nasdaq was held on July 23, 1998. The Company anticipates an imminent decision on its appeal. The inability of the Company to comply with these listing requirements likely will result in the delisting of the Company's common stock from Nasdaq. Delisting of the Company's common stock would likely have an adverse effect on the liquidity, trading price and ability to obtain quotations on a timely basis for the common stock. If the Company's common stock should cease to be listed on Nasdaq, it may continue to be quoted on the OTC Bulletin Board.

In the first quarter of 1998, the Company purchased $15,000 of capital equipment, of which $14,000 represented leasehold improvements which were incurred in conjunction with the move to a new leased facility. The Company expects minimal purchases of capital equipment in the near future.

The Company believes that its current sources of operating capital are not adequate to fund the Company's operations through the end of 1998, however the Company has identified potential financing sources. Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated revenues could accelerate or increase the financing requirements. There can be no assurance that the Company will be able to secure a line of credit to replace the Credit Facility which expired on July 31, 1998, or that the Company's efforts to secure financing will be successful. Failure to obtain sufficient additional capital to satisfy the Company's working capital requirements, repay its current lender, or obtain an extension of the August 11, 1998 repayment deadline would force the Company to cease, further curtail or restructure operations, sell assets, continue to seek extended payment terms from its creditors and/or seek protection under the federal bankruptcy laws.

The Company is aggressively pursuing strategic alternatives which include the sale of the Company or its assets or a merger with another entity.

EFFECTS OF INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

All sales of the Company's products are in U.S. dollars. Since 1996, the Company has purchased the majority of its materials at an agreed per unit price payable in U.S. Dollars. Accordingly, fluctuations in foreign currency rates had no material impact on the Company's gross margin in the first six months of 1998.

PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings:

Suit filed in Los Angeles Municipal Court, Rio Hondo Judicial District, California, Case No. 98C01244 by Marshall Industries, a corporation, vs. Carver Corporation, et al. on June 22, 1998. The plaintiff seeks a money judgment for merchandise and/or services allegedy sold and delivered to the Company in the amount of $8,955.33 plus costs, interest and attorney's fees.

Suit filed in the King County District Court, Northeast Division, State of Washington, Case No. 98001500 by Insight Electronics, Plaintiff, against the Company as defendant on July 31, 1998. The plaintiff seeks a money judgment for goods allegedly sold to the Company in the amount of $5,035.92 plus interest, court costs and attorney's fees.

Suit filed in the County Court, Adams County, Colorado, Case No. 98C8823 by Advanced Circuits, Inc., Plaintiff, against the Company, as defendant, on July 28, 1998. The plaintiff seeks a money judgment for goods allegedly sold to the Company in the amount of $3,329.90 plus interest, court costs and attorney's fees.

Suit filed in the Superior Court of the State of Washington for King County, Case No. 98-2-18512-1SEA, by Elite Enterprise Co., plaintiff, against the Company, as defendant, on July 29, 1998. The plaintiff seeks a money judgment for goods allegedly sold the Company in the amount of $92,879.82 plus interest, court costs and attorney's fees.

Suit filed in the Superior Court of Washington for King County, Case No. unknown, on an unknown filing date, but which suit was served on the Company on July 29, 1998 by USF Reddaway, Plaintiff, against the Company, as defendant. Plaintiff seeks a money judgment for services allegedly provided the Company in the amount of $1,633.36 plus court costs, interest and attorney's fees.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 5, 1998, the Company closed a transaction with Renwick Special Situations Fund L.P. ("RSSF"), by which the Company sold 3 million shares of its unregistered Common Stock to RSSF for $375,000 or $0.125 per share. The 3 million shares represent 39% of the outstanding shares of the Company's Common Stock. Raj K. Bhatia and James R. McCullough, both directors of the Company, are the Co-Presidents, sole directors and only shareholders of Renwick Capital Management, Inc. ("Renwick") and the sole general partners of Renwick Alpha Fund, L.P. ("RAF") and RSSF. Prior to this sale, RAF beneficially owned directly 185,211 shares of Common Stock and 470,588 shares of Preferred Stock and RSSF beneficially owned directly 2,497 shares of Common Stock and 941,176 shares of Preferred Stock. The shares of Preferred Stock were convertible into shares of Common Stock at any time at the option of the holder on a one for one basis, subject to potential antidilution adjustment. In addition, Renwick holds currently exercisable warrants to purchase 250,000 shares of Common Stock. As a result of this transaction, RSSF owns directly 3,002,497 shares, or 41%, of the Common Stock. The subscription agreement entered into by the Company and RSSF provides for demand registration rights with regard to these shares. During the period of time ending one year from the date of closing, the costs of registering the stock will be the sole expense of RSSF. Thereafter, such costs will be the sole expense of the Company. As a condition to closing, RSSF and RAF each waived its rights to cause the Company to adjust, or to benefit from an adjustment to the Conversion Ratio adjustment rights which were granted them by the Company in June 1997, and Renwick waived its exercise price adjustment rights with respect to its warrants.

On June 5, 1998, the Company closed a transaction with Oscar Investment Fund, L.P. ("Oscar"), by which the Company sold 666,667 shares of its unregistered Common Stock to Oscar for $250,000 or $0.375 per share. The price was the average closing bid price over the ten consecutive trading days immediately prior to closing. The 666,667 shares represent 6.8% of the outstanding shares of the Company's Common Stock. The subscription agreement entered into by the Company and Oscar provides for demand registration rights with regard to these shares. During the period of time ending one year from the date of closing, the costs of registering the stock will be the sole expense of Oscar. Thereafter, such costs will be the sole expense of the Company.

On June 26, 1998, Renwick Alpha Fund, L.P. ("RAF") and Renwick Special Situations Fund, L.P. ("RSSF") converted the shares of Series A Cumulative Convertible Preferred Stock of the Company into shares of the Company's Common Stock on a one for one basis. RAF and RSSF held 470,588 and 941,176 shares of Preferred Stock, respectively. Prior to this conversion, RAF beneficially owned directly 342,074 shares of Common Stock and 470,588 shares of Preferred Stock and RSSF beneficially owned directly 3,316,222 shares of Common Stock and 941,176 shares of Preferred Stock. In addition, Renwick holds currently exercisable warrants to purchase 250,000 shares of Common Stock.

On July 1, 1998, the Board of Director's of the Company approved the issuance of warrants to RAF and RSSF for the purchase of 646,038 and 1,292,075 shares of the Company's Common Stock at a purchase price of $0.125 per share. The warrants expire to the extent that they have not been previously exercised on June 30, 2003.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

          Exhibit 11          Computation of Earnings per Share

          Exhibit 27          Financial Data Schedule

(b)       REPORTS ON FORM 8-K

          None.

                                   SIGNATURES


In accordance the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CARVER CORPORATION


Dated:  August 12, 1998              /s/ Raj A. Bhatia
                                     -----------------------------------------
                                     Raj A. Bhatia, Chairman and Interim Chief
                                     Executive Officer

                                 EXHIBIT INDEX

EXHIBIT         TITLE                                                      PAGE
-------------------------------------------------------------------------------

11              Computation of Earnings Per Share                          14

27              Financial Data Schedule                                    15